Form 10QSB
period 1999-03-31
ANONYMOUS DATA CORP
filed 1999-05-14
CIK 1077150

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended March 31, 1999    Commission file number   000-25523




                        Anonymous Data Corporation
          (Exact name of registrant as specified in its charter)



Nevada                                            86-0857752
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

4340 South Valley View, Suite 210
Las Vegas, Nevada                                      89103
(Address of principal executive offices)               (Zip Code)


                              (702) 221-0756
            Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes               No    X


    As of March 31, 1999, there were 12,682,050 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 1999                     3

               Income Statement for the three months
               ending March 31, 1999                                  4

               Statement of Cash Flow for the three months
               ending March 31, 1999                                  5

               Statement of Changes in Financial Position
               for the three months ended March 31, 1999              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-9


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      8

     Item 2.   Changes in Securities                                  8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       9

     Item 5.   Other Information                                      9

     Item 6.   Exhibits and Reports of Form 8-K                       9

     SIGNATURES                                                       9

BALANCE SHEET
MARCH 31, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
Current Assets
  Cash on Hand                                          $300.00
  BankWest Checking Account                            5,024.89
  Nevada State Bank Checking                         219,571.36
  Other Current Assets - CD                          100,000.00
                                                  ---------------------------
Total Current Assets                                             324,896.25

Property and Equipment
  Furniture Fixtures & Equipment                      28,765.54
  Accum. Depr. F.F. & E.                              (9762.00)
                                                  ---------------------------
Total Property and Equipment                                      19,003.54

Other Assets
  Suspense                                             2,750.00
  Prepaid Expenses                                     1,000.00
  Patents                                             73,626.49
  Offering Costs                                     157,700.00
                                                  ---------------------------
Total Other Assets                                               235,076.49
                                                  ---------------------------
Total Assets                                                    $578,976.28
                                                  ===========================

                           LIABILITIES & CAPITAL
Current Liabilities
  Accounts Payable                                    $5,869.61
  Federal Tax Withheld                                 1,449.47
  Current Portion-Lease                              (7,003.90)
                                                   --------------------------
Total Current Liabilities                                            315.18

Long-Term Liabilities
  Total Long-Term Liabilities                                          0.00
                                                   --------------------------
  Total Liabilities                                                  315.18

Capital
  Capital Stock Issued                               553,919.00
  Additional Paid-In Capital                         463,134.68
  Beginning Balance Equity                         (156,786.35)
  Retained Earnings                                 (85,179.29)
  Net Income                                       (196,426.94)
                                                   --------------------------
Total Capital                                                    578,661.10
                                                   --------------------------
Total Liabilities & Capital                                     $578,976.28
                                                   ==========================


                 Unaudited - For Management Purposes Only

INCOME STATEMENT
FOR THREE MONTHS ENDING MARCH 31, 1999

Revenues
  Sales/Fee Refunds                                                   9.69
                                                                 ---------
Total Revenues                                                        9.69
                                                                 ---------

Cost of Sales
  Cost of Sales                                                       0.00
  Cost of Sales - Salaries & Wages                                    0.00
                                                                 ---------
Total Cost of Sales                                                   0.00
                                                                 ---------

Gross Profit                                                          9.69
                                                                 ---------

Expenses                                                        196,436.63
                                                              ------------
Total Expenses                                                  196,436.63
                                                              ------------
Net Income (Loss)                                            ($196,426.94)
                                                             =============


                 Unaudited - For Management Purposes Only

STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDING MARCH 31, 1999

Cash Flow from operating  activities
  Net Income (Loss)                                           (196,426.94)
Adjustments to reconcile net
income to net cash provided by
operating activities
  Other Current Assets                                        (100,000.00)
  Accrued Interest                                              (1,757,67)
                                                             -------------
Total Adjustments                                             (101,757.67)
                                                             -------------
Net Cash provided by Operations                               (298,184.61)
                                                           ===============

Cash Flows from investing activities
Used For
  Furniture Fixtures & Equipment                                (6,024.54)
  Suspense                                                      (2,750.00)
  Patents                                                      (13,062.99)
  Offering costs                                               (13,700.00)
                                                           ---------------
Net cash used in investing                                     (35,537.53)
                                                           ===============
Cash Flows from financing activities
  Capital Stock Issued                                          544,750.00

Net cash used in financing                                      544,750.00
                                                           ---------------
Net increase <decrease> in cash                                 211,027.86
                                                           ===============
Summary
  Cash Balance at End of Period                                 224,896.25
  Cash Balance at Beginning of Period                          (13,793.39)
                                                           ---------------
Net Increase (Decrease) in Cash                                 211,102.86
                                                           ===============

STATEMENT OF CHANGES IN FINANCIAL POSITION
FOR THE THREE MONTHS ENDING MARCH 31, 1999

Sources of Working Capital
  Net Income (Loss)                                           (196,426.94)
                                                             -------------
  Working capital from operations                             (196,426.94)
Other sources
  Patents                                                            75.00
  Capital Stock Issued                                          544,750.00
                                                             -------------
Total Sources                                                   348,398.06
                                                             -------------
Uses of working capital
  Furniture Fixtures & Equipment                                (6,024.54)
  Suspense                                                      (2,750.00)
  Patents                                                      (13,062.99)
  Offering Costs                                               (13,700.00)
                                                             -------------
Total Uses                                                     (35,537.53)
                                                             -------------
Net Change                                                      312,860.53
                                                             =============
Analysis of components of changes
Increase <Decrease> in Current Assets
  BankWest Checking Account                                     (8,468.50)
  Nevada State Bank Checking                                    219,571.36
  Other Current Assets - CD                                     100,000.00
  Current Portion - Lease                                         1,757.67
                                                             -------------
Net change                                                      312,860.53
                                                             =============

                 Unaudited - For Management Purposes Only

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with
the   Company's  financial  statements  and  the  notes  thereto  contained elsewhere in this filing.

Overview

     Anonymous Data Corporation, a Nevada corporation (the "Company") formed in November 1996, is a development stage company engaged in the business of medical data management systems utilizing a medical biometric identification system that; (i) links individuals to the medical specimen they donate for testing by scanning a portion of their anatomy as ID; and,
(ii) after testing, permits access control of the test results to the benefit of the tested person and/or an authorized person interested in viewing those results.

Results of Operations for the three months ended March 31, 1999

      Total operating expenses from continuing operations were $196,437 for the three months ended March 31, 1999, as compared to the operating expenses of $159,227 for the period of December 31, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $2,182.63 for the period ending March 31, 1999, and an average daily calculation of operating expenses of $436.24 for the period ending December 31, 1998, this represented a 400% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing Computer and material expenses in the sum of $96,764, Advertising expenses in the sum of $29,373, Professional Expenses in the sum of $14,813 and Payroll in the sum of $27,661 during the period ending March 31, 1999.

Forward-Looking Statements and Associated Risks

     This   Quarterly   Report  on  Form  10-QSB  contains  forward-looking
statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of March 31, 1999 (Unaudited)

     As of March 31, 1999, the Company's assets were $578,976 and its liabilities were $315.18 resulting in an excess of assets of $578,661. Cash was $324,896 at March 31, 1999 as compared to cash of $14,793 on December 31, 1998, an increase of $310,103. This represented a 2096% increase in available cash.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

     One of the Company's products has been successfully installed in the Family Court System in Las Vegas, Nevada. The system is anticipated to generate revenue to the Company by year end.

Year 2000 Issues

     Certain of the Company's computer systems and software may interpret the year 2000 as some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and software programs require software updates or modifications to address the year 2000 problem. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $1,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1999. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all. The Company's major vender Laser Barcode Solutions, Inc has provided the Company with certification of year 2000 compliance.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8--K.

     None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANONYMOUS DATA CORPORATION
(Registrant)



By:/s/ Thomas M. Yokoyama                 By:/s/ Karen Cavallaro
   -----------------------                   ------------------------
  Thomas M. Yokoyama                         Karen Cavallaro
  President                                  Secretary


Date: May 14,1999                         Date: May 14, 1999