Form 10QSB
period 1999-06-30
ANONYMOUS DATA CORP
filed 1999-08-16
CIK 1077150

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 1999      Commission file number 000-25523




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

                         Yes               No    X


     As of June 30, 1999, there were 9,413,160 shares of common stock outstanding.

                                   INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 1999                 3

               Income Statement for the three months
               ending June 30, 1999                              4

               Income Statement for the six months
               ending June 30, 1999                              5

               Statement of Cash Flow for the three months
               ending June 30, 1999                              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      7-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 9

     Item 2.   Changes in Securities                             9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     SIGNATURES                                                  9

BALANCE SHEET
JUNE 30, 1999



                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                             ASSETS
Current Assets
  Cash on Hand                                           $300.00
  Bank West Checking Account                            4,565.89
  Nevada State Bank Checking                           45,225.69
  Other Current Assets - CD                           100,000.00
                                                     -----------
Total Current Assets                                 $150,091.58

Property and Equipment
  Furniture Fixtures & Equipment                       32,482.38
  Accum. Depr. F.F. & E.                              (9,762.00)
                                                     -----------
Total Property and Equipment                           22,720.38

Other Assets
  Suspense                                              2,750.00
  Prepaid Expenses                                      1,000.00
  Patents                                              84,103.49
  Offering Costs                                      157,700.00
                                                    ------------
Total Other Assets                                    245,553.49
                                                    ------------
Total Assets                                         $418,365.45
                                                    ============

                     LIABILITIES & CAPITAL
Current Liabilities
  Accounts Payable                                     $5,869.61
  Federal Tax Withheld                                  1,449.47
  Current Portion-Lease                               (9,174.19)
                                                     -----------
Total Current Liabilities                            ($1,855.11)

Long-Term Liabilities
  Total Long-Term Liabilities                                  0
                                                     -----------
  Total Liabilities                                  ($1,855.11)

Capital
  Capital Stock Issued                                552,419.00
  Additional Paid-In Capital                          463,134.68
  Beginning Balance Equity                          (156,786.35)
  Retained Earnings                                  (85,179.29)
  Net Income                                        (353,367.48)
                                                   -------------
Total Capital                                         420,220.56
                                                   -------------
Total Liabilities & Capital                           418,365.45
                                                   =============

INCOME STATEMENT
FOR THE THREE MONTHS ENDING JUNE 30, 1999

Revenues
  Other Income                                        $ 3,428.66
  Sales/Fee Refunds                                     2,221.53
  Sales/Fee Discount                                       17.49
                                                   -------------
Total Revenues                                          5,667.68
Cost of Sales                                               0.00
                                                   -------------
Gross Profit                                            5,667.68
                                                   -------------
Total Expenses                                        163,649.22
                                                   -------------
Net Income (Loss)                                  ($157,981.54)
                                                  ==============

INCOME STATEMENT
FOR THE SIX MONTHS ENDING JUNE 30, 1999

Revenues
  Other Income                                        $ 4,928.66
  Sales/Fee Refunds                                     2,231.22
  Sales/Fee Discount                                       17.49
                                                  --------------
Total Revenues                                          7,177.37

Cost of Sales                                               0.00
                                                  --------------
Gross Profit                                            7,177.37
                                                  --------------
Total Expenses                                        360,544.85
                                                  --------------
Net Income (Loss)                                  ($353,367.48)
                                                  ==============

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDING JUNE 30, 1999

Cash Flow from operating  activities
  Net Income (Loss)                              $  (353,367.48)
Adjustments to reconcile net                     ---------------
income to net cash provided by
operating activities
  Other Current Assets                              (100,000.00)
  Current Portion - Lease                             (3,927.96)
                                                 ---------------
Total Adjustments                                   (103,927.96)
                                                 ---------------
Net Cash provided by Operations                     (457,295.44)
                                                 ===============

Cash Flows from investing activities
Used For
  Furniture Fixtures & Equipment                      (9,741.38)
  Suspense                                            (2,750.00)
  Patents                                            (23,539.99)
  Offering costs                                     (13,700.00)
                                                  --------------
Net cash used in investing                           (49,731.37)
                                                  ==============
Cash Flows from financing activities
  Capital Stock Issued                                543,250.00
                                                  --------------
Net cash used in financing                            543,250.00
                                                  --------------
Net increase (decrease) in cash                 $      36,223.19
                                                ================
Summary
  Cash Balance at End of Period                 $      50,091.58
  Cash Balance at Beginning of Period               (104,706.04)
                                                ----------------
Net Increase (Decrease) in Cash                 $    (54,614.46)
                                                ================

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

Results of Operations for the three months ended June 30, 1999

      Total operating expenses from continuing operations were $163,649 for the three months ended June 30, 1999, as compared to the operating expenses of $196,436 for the three months ended March 31, 1999. Utilizing an average daily calculation of operating expenses of $1,798 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $2,183 for the period ending March 31, 1999, this represented a 18% decrease in average daily operating expenses.

      The decrease in expenses was primarily the result of the Company decreasing legal and professional expenses during the period ending June 30, 1999.

Results of Operations for the six months ended June 30, 1999

      Total operating expenses from continuing operations were $360,545 for the six months ended June 30, 1999, as compared to the operating expenses of $158,227 for the period of December 31, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $1,992 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $434 for the period ending December 31, 1998, this represented a 360% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of June 30, 1999 (Unaudited)

     As of June 30, 1999, the Company's assets were $418,365 and its liabilities were $1,855 resulting in an excess of assets of $420,221. Cash was $150,092 at June 30, 1999 as compared to cash of $324,896 on March 31, 1999, a decrease of $174,804. This represented a 54% decrease in available cash.

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

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8-K.

     None

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANONYMOUS DATA CORPORATION
(Registrant)



By:/s/ Thomas Yokoyama                    By:/s/ Karen Cavallaro
   ------------------------                  --------------------------
  Thomas M. Yokoyama                         Karen Cavallaro
  President                                  Secretary


Date: August 14, 1999                     Date: August 14, 1999