Form 10QSB/A
period 1999-03-31
ANONYMOUS DATA CORP
filed 1999-09-02
CIK 1077150

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                               FORM 10-QSB/A
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


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


                            BALANCE SHHET
                            MARCH 31, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  ASSETS
Current Assets
  Cash on Hand                                         $300.00
  BankWest Checking Account                           4,565.89
  Nevada State Bank Checking                        217,271.36
  Employee Advances                                   2,300.00
  Other Current Assets - CD                         100,000.00
                                                  ------------
Total Current Assets                                324,437.25

Property and Equipment
  Furniture Fixtures & Equipment                     28,765.54
  Accum. Depr. F.F. & E.                             (9762.00)
                                                  ------------
Total Property and Equipment                         19,003.54

Other Assets
  Suspense                                            2,750.00
  Prepaid Expenses                                    1,000.00
  Patents                                            73,626.49
  Offering Costs                                    157,700.00
                                                  ------------
Total Other Assets                                  235,076.49
                                                  ------------
Total Assets                                       $578,517.28
                                                 =============

                           LIABILITIES & CAPITAL
Current Liabilities
  Accounts Payable                                   $5,869.61
  Federal Tax Withheld                                1,449.47
  Current Portion-Lease                               3,488.56
                                                  ------------
Total Current Liabilities                            10,807.64

Long-Term Liabilities
  Total Long-Term Liabilities                             0.00
                                                  ------------
  Total Liabilities                                  10,807.64

Capital
  Capital Stock Issued                               12,682.05
  Additional Paid-In Capital                      1,445,922.53
  Retained Earnings                               (695,509.00)
  Net Income                                      (195,385.94)
                                                --------------
Total Capital                                       567,709.64
                                                --------------
Total Liabilities & Capital                        $578,517.28
                                                ==============

INCOME STATMENT
THREE MONTHS ENDING MARCH 31, 1999

Revenues
  Other Income                                                    1,500.00
  Sales/Fee Refunds                                                   9.69
                                                              ------------
Total Revenues                                                    1,509.69

Cost of Sales
  Cost of Sales                                                       0.00
  Cost of Sales - Salaries & Wages                                    0.00
                                                               -----------
Gross Profit                                                      1,509.69

Expenses
Total Expenses                                                  196,895.63
                                                              ------------
Net Income (Loss)                                            ($195,385.94)
                                                            =============

STATEMENT OF CASH FLOWS
THREE MONTHS ENDING MARCH 31, 1999

Cash Flow from operating  activities
  Net Income (Loss)                                            (195,385.94)
Adjustments to reconcile net
income to net cash provided by
operating activities
  Employee Advances                                              (2,300.00)
  Notes Receivable                                                     0.00
  Other Current Assets                                         (100,000.00)
  Current Portion - Lease                                          8,734.79
                                                              -------------
Total Adjustments                                               (93,565.21)
                                                              -------------
Net Cash provided by Operations                                (288,951.15)
                                                              =============

Cash Flows from investing activities
Used For
  Furniture Fixtures & Equipment                                 (6,024.54)
  Suspense                                                       (2,750.00)
  Patents                                                       (13,062.99)
  Offering costs                                                (13,700.00)
                                                              -------------
Net cash used in investing                                      (35,537.53)
                                                              =============
Cash Flows from financing activities
  Capital Stock Issued                                           543,250.00
  Additional Paid-in Capital                                     982,787.85
  Beginning Balance Equity                                       156,786.35
Used For
  Capital Stock Issued                                         (539,736.95)
                                                              -------------
Net cash used in financing                                     1,143,087.25
                                                              -------------
Net increase (decrease) in cash                                  818,598.57
                                                              =============
Summary
  Cash Balance at End of Period                                  222,137.25
  Cash Balance at Beginning of Period                          (274,865.89)
                                                             --------------
Net Increase (Decrease) in Cash                                  (52,728.64
                                                             ==============

STATEMENT OF CHANGES IN FINANCIAL POSITION
THREE MONTHS ENDING MARCH 31, 1999


Sources of Working Capital
  Net Income (Loss)                                           (195,385.94)
                                                          ----------------
  Working capital from operations                             (195,385.94)
Other sources
  Patents                                                            75.00
  Capital Stock Issued                                          543,250.00
  Additional Paid-In Capital                                    982,787.85
  Beginning Balance Equity                                      156,786.35
Total Sources                                                 1,487,513.26

Uses of working capital
  Furniture Fixtures & Equipment                                (6,024.54)
  Suspense                                                      (2,750.00)
  Patents                                                      (13,062.99)
  Offering Costs                                               (13,700.00)
  Capital Stock Issued                                         (539,736.95
                                                           ---------------
Total Uses                                                    (575,274.48)

Net Change                                                     $912,239.78
                                                           ===============
Analysis of components of changes
Increase (Decrease) in Current Assets
  BankWest Checking Account                                     (8,927.50)
  Nevada State Bank Checking                                    217,271.36
  Employee Advances                                               2,300.00
  Other Current Assets - CD                                     100,000.00
(Increase) Decrease in Current Liabilities
  Current Portion - Lease                                       (8,734.79)

Net change                                                      301,909.07
                                                            ==============

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

Results of Operations for the three months ended March 31, 1999

      Total operating expenses from continuing operations were $196,896 for the three months ended March 31, 1999, as compared to the operating expenses of $159,227 for the period of December 31, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $2,188 for the period ending March 31, 1999, and an average daily calculation of operating expenses of $436 for the period ending December 31, 1998, this represented a 401% increase in average daily operating expenses.

      The increase in expenses was primarily the result of the Company increasing Computer and material expenses in the sum of $95,764, Advertising expenses in the sum of $29,373, Professional Expenses in the sum of $14,813 and Payroll in the sum of $27,661 during the period ending March 31, 1999.

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

Liquidity and Capital Reserves

As of March 31, 1999 (Unaudited)

     As of March 31, 1999, the Company's assets were $578,517 and its liabilities were $10,808 resulting in an excess of assets of $567,709. Cash was $324,437 at March 31, 1999 as compared to cash of $14,793 on December 31, 1998, an increase of $309,644. This represented a 2093% increase in available cash.

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


ANONYMOUS DATA CORPORATION
(Registrant)



By:/s/ Thomas Yokoyama                    By:/s/ Karen Cavallaro
  Thomas M. Yokoyama                         Karen Cavallaro
  President                                  Secretary


Date: 9/2/99                             Date:9/2/99