Form 10QSB/A
period 1999-06-30
ANONYMOUS DATA CORP
filed 1999-09-02
CIK 1077150

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

BALANCE SHEET
JUNE 30, 1999
                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  ASSETS
Current Assets
  Cash on Hand                                                      $300.00
  Bank West Checking Account                                       4,565.89
  Nevada State Bank Checking                                      45,225.69
  Other Current Assets - CD                                      100,000.00
                                                             --------------
Total Current Assets                                            $150,091.58

Property and Equipment
  Furniture Fixtures & Equipment                                  32,482.38
  Accum. Depr. F.F. & E.                                         (9,762.00)
                                                            ---------------
Total Property and Equipment                                      22,720.38

Other Assets
  Suspense                                                         2,750.00
  Prepaid Expenses                                                 1,000.00
  Patents                                                         84,103.49
  Offering Costs                                                 157,700.00
                                                             --------------
Total Other Assets                                               245,553.49
                                                             --------------
Total Assets                                                    $418,365.45
                                                             ==============

                           LIABILITIES & CAPITAL
Current Liabilities
  Accounts Payable                                                $5,869.61
  Federal Tax Withheld                                             1,449.47
  Current Portion-Lease                                            1,318.27
                                                             --------------
Total Current Liabilities                                         $8,637.35

Long-Term Liabilities
  Total Long-Term Liabilities                                             0
                                                             --------------
  Total Liabilities                                                8,637.35

Capital
  Capital Stock Issued                                            12,682.05
  Additional Paid-In Capital                                   1,445.922.53
  Retained Earnings                                               (695,509)
  Net Income                                                   (353,367.48)
                                                             --------------
Total Capital                                                    409,728.10
                                                             --------------
Total Liabilities & Capital                                      418,365.45
                                                             ==============

INCOME STATEMENT
THREE MONTHS ENDING JUNE 30, 1999


Revenues
  Other Income                                                  $ 3,428.66
  Sales/Fee Refunds                                               2,221.53
  Sales/Fee Discount                                                 17.49
                                                           ---------------
Total Revenues                                                    5,667.68

Cost of Sales                                                         0.00
                                                           ---------------
Gross Profit                                                      5,667.68

Expenses
Total Expenses                                                  163,649.22
                                                            --------------
Net Income (Loss)                                            ($157,981.54)
                                                            ==============

INCOME STATEMENT
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

Expenses
Total Expenses                                                  360,544.85
                                                            --------------
Net Income (Loss)                                            ($353,367.48)
                                                            ==============

STATEMENT OF CASH FLOWS
SIX MONTHS ENDING JUNE 30, 1999

Cash Flow from operating  activities
  Net Income (Loss)                                        $  (353,367.48)
Adjustments to reconcile net                             ----------------
income to net cash provided by
operating activities
  Other Current Assets                                        (100,000.00)
  Current Portion-Lease                                           6,564.50
                                                         -----------------
Total Adjustments                                               (93,435.50
                                                         -----------------
Net Cash provided by Operations                               (446,802.98)
                                                         =================

Cash Flows from investing activities
Used For
  Furniture Fixtures & Equipment                                (9,741.38)
  Suspense                                                      (2,750.00)
  Patents                                                      (23,539.99)
  Offering costs                                               (13,700.00)
                                                         -----------------
Net cash used in investing                                     (49,731.37)
                                                         =================
Cash Flows from financing activities
  Capital Stock Issued                                          543,250.00
  Additional Paid-In Capital                                    982,787.85
  Beginning Balance Equity                                      156,786.35
  Capital Stock Issued                                        (539,736.95)
Net cash used in financing                                    1,143,087.25
                                                           ---------------
Net increase (decrease) in cash                             $   646,552.90
                                                           ===============
Summary
  Cash Balance at End of Period                              $   50,091.58
  Cash Balance at Beginning of Period                          (13,793.39)
                                                           ---------------
Net Increase (Decrease) in Cash                               $  36,298.19
                                                           ===============

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

Results of Operations for the three months ended June 30, 1999

      Total operating expenses from continuing operations were $163,649 for the three months ended June 30, 1999, as compared to the operating expenses of $196,895 for the three months ended March 31, 1999. Utilizing an average daily calculation of operating expenses of $1,798 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $2,188 for the period ending March 31, 1999, this represented a 22% decrease in average daily operating expenses.

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

Liquidity and Capital Reserves

As of June 30, 1999 (Unaudited)

     As of June 30, 1999, the Company's assets were $418,365 and its liabilities were $8,637 resulting in an excess of assets of $409,728. Cash was $150,092 at June 30, 1999 as compared to cash of $324,437 on March 31, 1999, a decrease of $174,345. This represented a 54% decrease in available cash.

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


Date: September 2, 1999                Date:September 2, 1999