Form 10QSB/A
period 1999-03-31
ANONYMOUS DATA CORP
filed 1999-09-23
CIK 1077150

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

                        ANONYMOUS DATE CORPORATION
                           FOR THE QUARTER ENDED
                              MARCH 31, 1999

                                   INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 1999                3

               Statement of Changes in Stockholder's Equity
               for the three months ending March 31, 1999        4

               Income Statement for the three months
               ending March 31, 1999                             5

               Statement of Cash Flow for the three months
               ending March 31, 1999                             6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      7-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 8

     Item 2.   Changes in Securities                             8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     SIGNATURES                                                  9

                        ANONYMOUS DATA CORPORATION
                            BALANCE SHEET AS OF
                              MARCH 31, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
Current Assets
  BankWest Checking Account                                       4,565.89
  Nevada State Bank Checking                                    217,271.36
  Employee Advances                                               2,300.00
  Other Current Assets - CD                                     100,000.00
                                                             -------------
Total Current Assets                                            324,137.25

Property and Equipment
  Furniture Fixtures & Equipment                                 28,765.54
  Accum. Depr. F.F. & E.                                         (9762.00)
                                                             -------------
Total Property and Equipment                                     19,003.54

Other Assets
  Suspense                                                        2,750.00
  Prepaid Expenses                                                1,000.00
  Patents                                                        73,626.49
                                                             -------------
Total Other Assets                                               77,376.49
                                                            -------------
Total Assets                                                   $420,517.28
                                                            =============

Current Liabilities
  Accounts Payable                                               $5,869.61
  Federal Tax Withheld                                            1,449.47
  Current Portion-Lease                                           3,488.56
                                                             -------------
Total Current Liabilities                                       $10,807.64

Long-Term Liabilities
  Total Long-Term Liabilities                                         0.00
                                                             -------------
  Total Liabilities                                              10,807.64

Capital
  Common Stock Issued                                             9,413.05
  Additional Paid-In Capital                                  1,647,401.53
  Accumulated Deficit                                       (1,247,104.94)
                                                            --------------
Total Capital                                                   409,709.64
                                                            --------------
Total Liabilities & Capital                                    $420,517.28
                                                            ==============

                        ANONYMOUS DATA CORPORATION
               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE THREE MONTHS ENDING MARCH 31, 1999



                                   Common Stock     Additional
                                                     Paid-In   Accumulated
                                                     Capital     Deficit
                                             Par
                                   Shares   Value
                                  --------- ------  ---------- -----------
Balance 12-31-98                  8,494,000 $8,494    $906,860   (695,509)
Shares Issued To:
  Officer/Directors for services    143,000    143     142,857
  Consultants for services          233,210    233     232,977
  Other cash                         542950    543     542,407
Offering Costs                                       (177,700)
Net (loss)                                                       (551,596)
                                  --------- ------   --------- -----------
Balance 3-31-99                   9,413,160 $9,413  $1,647,401 (1,247,105)
                                  ========= ======  ========== ===========

                        ANONYMOUS DATA CORPORATION
                             INCOME STATEMENT
                FOR THE THREE MONTHS ENDING MARCH 31, 1999

Revenues
  Other Income                                                    1,500.00
  Sales/Fee Refunds                                                   9.69
                                                           ---------------
Total Revenues                                                    1,509.69
                                                           ---------------
Cost of Sales
  Cost of Sales                                                       0.00
  Cost of Sales - Salaries & Wages                                    0.00
                                                           ---------------
Total Cost of Sales                                                   0.00
                                                           ---------------
Gross Profit                                                      1,509.69

Expenses
Total Expenses                                                  553,105.63
                                                           ---------------
Net Income (Loss)                                            ($551,595.94)
                                                           ===============
Loss per share                                                      (0.06)
                                                           ===============
Weighted average of number of shares outstanding                 9,079,260
                                                           ===============

                        ANONYMOUS DATA CORPORATION
                          STATEMENT OF CASH FLOW
                FOR THE THREE MONTHS ENDING MARCH 31, 1999
Cash Flow from operating  activities
  Cash paid to suppliers and employees                          $(414,156)
  Income, other receipts                                             1,510
                                                            --------------
    Net cash applied to operating activities                    $(412,646)
                                                            --------------
Cash flows from investing activities,
  Capital expenditures                                            $(6,025)
  Patent expenditures                                             (12,988)
                                                            --------------
    Net cash applied to investing activities                     $(19,013)
                                                            --------------
Cash flows from financing activities:
  Principal payment under capital lease obligations               $(1,757)
  Proceeds from issuance of common stock                           741,460
                                                            --------------
    Net cash provided by financing activities                     $739,703
                                                            --------------
Net increase in cash and cash equivalents                         $308,044
Cash and cash equivalents at beginning of period                    13,793
                                                            --------------
Cash and cash equivalents at end of period                        $321,837


RECONCILIATION OF NET INCOME TO NET CASH
APPLIED TO OPERATING ACTIVITIES:

Net (loss)                                                      $(551,596)

Adjustments to reconcile net income to net cash applied to operating activities:

(Increase) decrease in:
Deferred offering costs                                            144,000
Employee advances                                                  (2,300)
Other assets                                                       (2,750)
                                                            --------------
      Net cash applied to operating activities                  $(412,646)

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During the three months ended March 31, 1999, the Company incurred expenses for services totaling $376,210 in exchange for paid in capital investments.

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

      In the opinion of management, all adjustments have been made to the interim financial statements in order to make them not misleading in all material respects.

Results of Operations for the three months ended March 31, 1999

      Total operating expenses from continuing operations were $553,106 for the three months ended March 31, 1999, as compared to the operating expenses of $159,227 for the period of December 31, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $6,146 for the period ending March 31, 1999, and an average daily calculation of operating expenses of $436 for the period ending December 31, 1998, this represented a 1,309% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of March 31, 1999 (Unaudited)

     As of March 31, 1999, the Company's assets were $578,517 and its liabilities were $10,808 resulting in an excess of assets of $409,709. Cash was $324,137 at March 31, 1999 as compared to cash of $14,793 on December 31, 1998, an increase of $309,644. This represented a 2091% increase in available cash.

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


Date: September 23, 1999                  Date:September 23, 1999