Form 10QSB/A
period 1999-06-30
ANONYMOUS DATA CORP
filed 1999-09-23
CIK 1077150

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

                        ANONYMOUS DATE CORPORATION
                           FOR THE QUARTER ENDED
                               JUNE 30, 1999

                                   INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 1999                 3

               Statement of changes in stockholder's equity
               for the three months ending June 30, 1999         4

               Statement of changes in stockholder's equity
               for the six months ending June 30, 1999           5

               Income Statement for the three months
               ending June 30, 1999                              6

               Income Statement for the six months
               ending June 30, 1999                              7

               Statement of Cash Flow for the three months
               ending June 30, 1999                              8

               Statement of Cash Flow for the six months
               ending June 30, 1999                              9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      10-11

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 12

     Item 2.   Changes in Securities                             12

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  12

     Item 5.   Other Information                                 12

     Item 6.   Exhibits and Reports of Form 8-K                  12

     SIGNATURES                                                  12


                        ANONYMOUS DATA CORPORATION
                               BALANCE SHEET
                               JUNE 30, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  ASSETS
Current Assets
  Bank West Checking Account                                       4,565.89
  Nevada State Bank Checking                                      45,225.69
  Other Current Assets - CD                                      100,000.00
                                                             --------------
Total Current Assets                                             149,791.58

Property and Equipment
  Furniture Fixtures & Equipment                                  32,482.38
  Accum. Depr. F.F. & E.                                         (9,762.00)
                                                             --------------
Total Property and Equipment                                      22,720.38

Other Assets
  Suspense                                                         2,750.00
  Prepaid Expenses                                                 1,000.00
  Patents                                                         84,103.49
                                                             --------------
Total Other Assets                                                87,853.49
                                                             --------------
Total Assets                                                    $260,365.45
                                                             ==============

                           LIABILITIES & CAPITAL
Current Liabilities
  Accounts Payable                                                $5,869.61
  Federal Tax Withheld                                             1,449.47
  Current Portion-Lease                                            1,318.27
                                                             --------------
Total Current Liabilities                                         $8,637.35

Long-Term Liabilities
  Total Long-Term Liabilities                                             0
                                                             --------------
  Total Liabilities                                                8,637.35

Capital
  Common Stock Issued                                              9,413.05
  Additional Paid-In Capital                                   1,647,401.53
  Accumulated Deficit                                         (1405,086.40)
                                                             --------------
Total Capital                                                    251,728.18
                                                             --------------
Total Liabilities & Capital                                     $260,365.45
                                                             ==============

                        ANONYMOUS DATA CORPORATION
               SSTATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE THREE MONTHS ENDING JUNE 30, 1999



                                   Common Stock     Additional
                                                     Paid-In   Accumulated
                                                     Capital     Deficit
                                             Par
                                  Shares    Value
                                 ---------  ------  ---------- -----------
Balance 3-31-99                  9,413,160  $9,413  $1,647,401 (1,247,105)
Shares Issued To:
      Officer/Directors     for          0       0           0
services
  Consultants for services               0       0           0
  Other cash                             0       0           0
Offering Costs                           0       0           0
Net (loss)                                                       (157,982)
                                 ---------  ------  ---------- -----------
Balance 6-30-99                  9,413,160  $9,413  $1,647,401 (1,405,087)
                                 =========  ======  ========== ===========

                        ANONYMOUS DATA CORPORATION
               SSTATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE SIX MONTHS ENDING JUNE 30, 1999



                                   Common Stock     Additional
                                                     Paid-In   Accumulated
                                                     Capital     Deficit
                                             Par
                                   Shares   Value
                                  --------- ------  ---------- -----------
Balance 12-31-98                  8,494,000 $8,494    $906,860   (695,509)
Shares Issued To:
  Officer/Directors for services    143,000    143     142,857
  Consultants for services          233,210    233     232,977
  Other cash                         542950    543     542,407
Offering Costs                                       (177,700)
Net (loss)                                                     (1,405,087)
                                  --------- ------  ---------- -----------
Balance 6-30-99                   9,413,160 $9,413  $1,647,401 (1,405,087)
                                  ========= ======  ========== ===========

                        ANONYMOUS DATA CORPORATION
                             INCOME STATEMENT
                 FOR THE THREE MONTHS ENDING JUNE 30, 1999
Revenues
  Other Income                                                  $ 3,428.66
  Sales/Fee Refunds                                               2,221.53
  Sales/Fee Discount                                                 17.49
                                                            --------------
Total Revenues                                                    5,667.68

Cost of Sales
Total Cost of Sales                                                   0.00
                                                           ---------------
Gross Profit                                                      5,667.68
                                                           ---------------
Expenses                                                        163,649.22
                                                           ---------------
Total Expenses                                                  163,649.22
                                                           ---------------
Net Income (Loss)                                            ($157,981.54)
                                                           ===============

                        ANONYMOUS DATA CORPORATION
                             INCOME STATEMENT
                  FOR THE SIX MONTHS ENDING JUNE 30, 1999
Revenues
  Other Income                                                   $ 4,928.66
  Sales/Fee Refunds                                                2,231.22
  Sales/Fee Discount                                                  17.49
                                                              -------------
Total Revenues                                                     7,177.37

Cost of Sales
Total Cost of Sales                                                    0.00
                                                              -------------
Gross Profit                                                       7,177.37
                                                              -------------
Expenses
Total Expenses                                                   716,754.85
                                                              -------------
Net Income (Loss)                                             ($709,577.48)
                                                              =============
Loss Per Share                                                       (0.08)
                                                              =============
Weighted average of number of shares outstanding                  9,222,360
                                                              =============

                        ANONYMOUS DATA CORPORATION
                          STATEMENT OF CASH FLOW
                  SFOR THE THREE MONTHS ENDING JUNE 30, 1999
Cash Flow from operating  activities
  Cash received from customers                                $       2,239
  Cash paid to suppliers and employees                            (161,350)
  Income, other receipts                                              3,429
                                                             --------------
    Net cash applied to operating activities                     $(155,682)
                                                             --------------
Cash flows from investing activities,
  Capital expenditures                                             $(3,716)
  Patent expenditures                                              (10,477)
                                                             --------------
    Net cash applied to investing activities                      $(14,193)
                                                             --------------
Cash flows from financing activities:
  Principal payment under capital lease obligations                $(2,170)
                                                             --------------
Net increase in cash and cash equivalents                        $(172,045)
Cash and cash equivalents at beginning of period                    321,837
                                                             --------------
Cash and cash equivalents at end of period                         $149,792
                                                             ==============

RECONCILIATION OF NET INCOME TO NET CASH
APPLIED TO OPERATING ACTIVITIES:

Net (loss)                                                       $(157,982)

Adjustments to reconcile net income to net cash applied to operating activities:

Decrease in Employee advances                                       (2,300)
                                                             --------------
      Net cash applied to operating activities                   $(155,682)
                                                             ==============

                        ANONYMOUS DATA CORPORATION
                          STATEMENT OF CASH FLOW
                  FOR THE SIX MONTHS ENDING JUNE 30, 1999
Cash Flow from operating  activities
  Cash received from customers                                $       2,239
  Cash paid to suppliers and employees                            (575,505)
  Income, other receipts                                              4,939
                                                             --------------
    Net cash applied to operating activities                     $(568,327)
                                                             --------------
Cash flows from investing activities,
  Capital expenditures                                             $(9,741)
  Patent expenditures                                              (23,465)
                                                              -------------
    Net cash applied to investing activities                      $(33,206)
                                                              -------------
Cash flows from financing activities:
  Principal payment under capital lease obligations                $(3,928)
  Proceeds from issuance of common stock                            741,460
                                                             --------------
    Net cash provided by financing activities                       737,532
                                                             --------------

Net increase in cash and cash equivalents                          $135,999
Cash and cash equivalents at beginning of period                     13,793
                                                             --------------
Cash and cash equivalents at end of period                         $149,792
                                                             ==============

RECONCILIATION OF NET INCOME TO NET CASH
APPLIED TO OPERATING ACTIVITIES:

Net (loss)                                                       $(709,577)

Adjustments to reconcile net income to net cash applied to operating activities:

(Increase) decrease in:
  Deferred offering costs                                           144,000
  Other assets                                                      (2,750)
                                                             --------------
      Net cash applied to operating activities                   $(568,327)


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During the three months ended June 30, 1999, the Company incurred expenses for services totaling $376,210 in exchange for paid in capital investments.

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

Results of Operations for the three months ended June 30, 1999

      Total operating expenses from continuing operations were $163,649 for the three months ended June 30, 1999, as compared to the operating expenses of $196,895 for the three months ended March 31, 1999. Utilizing an average daily calculation of operating expenses of $1,798 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $6,146 for the period ending March 31, 1999, this represented a 242% decrease in average daily operating expenses.

Results of Operations for the six months ended June 30, 1999

      Total operating expenses from continuing operations were $360,545 for the six months ended June 30, 1999, as compared to the operating expenses of $158,227 for the period of December 31, 1997 through December 31, 1998 its year end. Utilizing an average daily calculation of operating expenses of $3,960 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $434 for the period ending December 31, 1998, this represented a 813% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of June 30, 1999 (Unaudited)

     As of June 30, 1999, the Company's assets were $260,365 and its liabilities were $8,637 resulting in an excess of assets of $251,728. Cash was $149,792 at June 30, 1999 as compared to cash of $324,137 on March 31, 1999, a decrease of $174,345. This represented a 54% decrease in available cash.

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


ANONYMOUS DATA CORPORATION
(Registrant)



By: /s/ Thomas Yokoyama                   By:/s/ Karen Cavallaro
  Thomas M. Yokoyama                         Karen Cavallaro
  President                                  Secretary


Date: September 23, 1999                  Date: September 23, 1999