Form 10QSB/A
period 1999-03-31
ANONYMOUS DATA CORP
filed 1999-10-06
CIK 1077150

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

                                   INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 1999                3

               Statement of Changes in Stockholder's Equity
               for the three months ending March 31, 1999        4

               Income Statement for the three months
               ending March 31, 1999 and March 31, 1998          5

               Statement of Cash Flow for the three months
               ending March 31, 1999 and March 31, 1998          6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      7-8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 8

     Item 2.   Changes in Securities                             8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  9

     Item 5.   Other Information                                 9

     Item 6.   Exhibits and Reports of Form 8-K                  9

     SIGNATURES                                                  9

                        ANONYMOUS DATA CORPORATION
                            BALANCE SHEET AS OF
                              MARCH 31, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  ASSETS
Current Assets
  BankWest Checking Account                                       4,565.89
  Nevada State Bank Checking                                    217,271.36
  Employee Advances                                               2,300.00
  Other Current Assets - CD                                     100,000.00
                                                            --------------
Total Current Assets                                            324,137.25

Property and Equipment
  Furniture Fixtures & Equipment                                 28,765.54
  Accum. Depr. F.F. & E.                                         (9762.00)
                                                            --------------
Total Property and Equipment                                     19,003.54

Other Assets
  Suspense                                                        2,750.00
  Prepaid Expenses                                                1,000.00
  Patents                                                        73,626.49
                                                            --------------
Total Other Assets                                               77,376.49
                                                            --------------
Total Assets                                                   $420,517.28
                                                            ==============

Current Liabilities
  Accounts Payable                                               $5,869.61
  Federal Tax Withheld                                            1,449.47
  Current Portion-Lease                                           3,488.56
                                                            --------------
Total Current Liabilities                                       $10,807.64

Long-Term Liabilities
  Total Long-Term Liabilities                                         0.00
                                                            --------------
  Total Liabilities                                              10,807.64

Capital
  Common Stock Issued                                             9,413.05
  Additional Paid-In Capital                                  1,647,401.53
  Accumulated Deficit                                       (1,247,104.94)
                                                            --------------
Total Capital                                                   409,709.64
                                                            --------------
Total Liabilities & Capital                                    $420,517.28
                                                            ==============

                        ANONYMOUS DATA CORPORATION
               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE THREE MONTHS ENDING MARCH 31, 1999



                                  Common Stock     Additional  Accumulated
                                                    Paid-In      Deficit
                                                    Capital
                                 Shares     Par
                                           Value
                                ---------  ------  ----------- -----------
Balance 12-31-98                8,494,000  $8,494     $906,860   (695,509)
Shares Issued To:
      Officer/Directors    for    143,000     143      142,857
services
  Consultants for services        233,210     233      232,977
  Other cash                      542,950     543      542,407
Offering Costs                                       (177,700)
Net (loss)                                                       (551,596)
                                ---------  ------  ----------- -----------
Balance 3-31-99                 9,413,160  $9,413   $1,647,401 (1,247,105)
                                =========  ======  =========== ===========

                        ANONYMOUS DATA CORPORATION
                             INCOME STATEMENT
                        FOR THE THREE MONTHS ENDING
                    _MARCH 31, 1999 AND MARCH 31, 1998

                                                   1999           1998
Revenues
  Other Income                                      1,500.00
  Sales/Fee Refunds                                     9.69             0
                                              --------------   -----------
Total Revenues                                      1,509.69             0
                                              --------------  ------------
Cost of Sales
  Cost of Sales                                            0
  Cost of Sales - Salaries & Wages                         0             0
                                              --------------  ------------
Total Cost of Sales                                        0             0
                                              --------------  ------------
Gross Profit                                        1,509.69             0

Expenses
Total Expenses                                    553,105.63        11,573
                                              --------------  ------------
Net Income (Loss)                              ($551,595.94)      (11,573)
                                              ==============  ============
Loss per share                                        (0.06)        (.001)
                                              ==============  ============
Weighted average of number of shares
outstanding                                        9,079,260     7,735,000
                                              ==============  ============

                        ANONYMOUS DATA CORPORATION
                          STATEMENT OF CASH FLOW
                        FOR THE THREE MONTHS ENDING
                     MARCH 31, 1999 AND MARCH 31, 1998

                                                      1999         1998
Cash Flow from operating  activities
  Cash paid to suppliers and employees              $(414,156)    (11,573)
  Income, other receipts                                 1,510
                                                   -----------  ----------
    Net cash applied to operating activities        $(412,646)    (11,573)
                                                   -----------  ----------
Cash flows from investing activities,
  Capital expenditures                                $(6,025)
  Patent expenditures                                 (12,988)     (2,230)
                                                   -----------  ----------
    Net cash applied to investing activities         $(19,013)     (2,230)
                                                   -----------  ----------
Cash flows from financing activities:
  Principal payment under capital lease               $(1,757)
obligations
  Proceeds from Long-term debt                                       7,918
  Proceeds from issuance of common stock               741,460       6,158
                                                   -----------  ----------
    Net cash provided by financing activities         $739,703      14,076
                                                   -----------  ----------
Net increase in cash and cash equivalents             $308,044         273
Cash and cash equivalents at beginning of period        13,793
                                                   -----------  ----------
Cash and cash equivalents at end of period            $321,837         273


RECONCILIATION OF NET INCOME TO NET CASH
APPLIED TO OPERATING ACTIVITIES:

Net (loss)                                          $(551,596)  $ (11,573)

Adjustments to reconcile net income to net cash applied to operating activities:

(Increase) decrease in:
Deferred offering costs                                144,000
Employee advances                                      (2,300)
Other assets                                           (2,750)
                                                   -----------  ----------
      Net cash applied to operating activities      $(412,646)  $ (11,573)
                                                   ===========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During the three months ended March 31, 1999, the Company incurred expenses for services totaling $376,210 in exchange for paid in capital investments.

1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and the cash flows for the three months ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

Certain information and footnote disclosures included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with financial statements and notes thereto incorporated by reference in the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

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

Results of Operations for the three months ended March 31, 1999

      Total operating expenses from continuing operations were $553,106 for the three months ended March 31, 1999, as compared to the operating expenses of $11,573 for the three months ended March 31, 1998. Utilizing an average daily calculation of operating expenses of $6,146 for the period ending March 31, 1999, and an average daily calculation of operating expenses of $129 for the period ending March 31, 1998, this represented a 4679% increase in average daily operating expenses.

     Increase operating expenses in the current period are a result of professional fees, consulting fees and other expenses related to product research, development and marketing.

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

Liquidity and Capital Reserves

As of March 31, 1999 (Unaudited)

     As of March 31, 1999, the Company's assets were $420,517 and its liabilities were $10,808 resulting in an excess of assets of $409,709. Cash was $324,137 at March 31, 1999 as compared to cash of $14,793 on December 31, 1998, an increase of $309,644. This represented a 2091% increase in available cash.

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


ANONYMOUS DATA CORPORATION
(Registrant)



By:/s/ James Beecham                      By:/s/ Karen Cavallaro
  James E. Beecham                           Karen Cavallaro
  Chairman of the Board                      Secretary


Date: October 5, 1999                Date: October 5, 1999