Form 10QSB/A
period 1999-06-30
ANONYMOUS DATA CORP
filed 1999-10-06
CIK 1077150

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

                                   INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of June 30, 1999                 3

               Statement of changes in stockholder's equity
               for the three months ending June 30, 1999         4

               Statement of changes in stockholder's equity
               for the six months ending June 30, 1999           5

               Income Statement for the three months
               ending June 30, 1999 and June 30, 1998            6

               Income Statement for the six months
               ending June 30, 1999 and June 30, 1998            7

               Statement of Cash Flow for the three months
               ending June 30, 1999 and June 30, 1998            8

               Statement of Cash Flow for the six months
               ending June 30, 1999 and June 30, 1998            9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation      10-11

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 12

     Item 2.   Changes in Securities                             12

     Item 3.   Defaults by the Company upon its
               Senior Securities                                 12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                  12

     Item 5.   Other Information                                 12

     Item 6.   Exhibits and Reports of Form 8-K                  12

     SIGNATURES                                                  12



                        ANONYMOUS DATA CORPORATION
                               BALANCE SHEET
                               JUNE 30, 1999

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  ASSETS
Current Assets
  Bank West Checking Account                                       4,565.89
  Nevada State Bank Checking                                      45,225.69
  Other Current Assets - CD                                      100,000.00
                                                               ------------
Total Current Assets                                             149,791.58

Property and Equipment
  Furniture Fixtures & Equipment                                  32,482.38
  Accum. Depr. F.F. & E.                                         (9,762.00)
                                                               ------------
Total Property and Equipment                                      22,720.38

Other Assets
  Suspense                                                         2,750.00
  Prepaid Expenses                                                 1,000.00
  Patents                                                         84,103.49
                                                               ------------
Total Other Assets                                                87,853.49
                                                               ------------
Total Assets                                                    $260,365.45
                                                               ============

                           LIABILITIES & CAPITAL
Current Liabilities
  Accounts Payable                                                $5,869.61
  Federal Tax Withheld                                             1,449.47
  Current Portion-Lease                                            1,318.27
                                                               ------------
Total Current Liabilities                                         $8,637.35

Long-Term Liabilities
  Total Long-Term Liabilities                                             0
                                                              -------------
  Total Liabilities                                                8,637.35

Capital
  Common Stock Issued                                              9,413.05
  Additional Paid-In Capital                                   1,647,401.53
  Accumulated Deficit                                        (1,405,086.40)
                                                             --------------
Total Capital                                                    251,728.18
                                                             --------------
Total Liabilities & Capital                                     $260,365.45
                                                             ==============

                        ANONYMOUS DATA CORPORATION
               SSTATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE THREE MONTHS ENDING JUNE 30, 1999



                                   Common Stock     Additional Accumulated
                                                     Paid-In     Deficit
                                                     Capital
                                  Shares     Par
                                            Value
                                 ---------  ------  ---------- -----------
Balance 3-31-99                  9,413,160  $9,413  $1,647,401 (1,247,105)
Shares Issued To:
      Officer/Directors     for          0       0           0
services
  Consultants for services               0       0           0
  Other cash                             0       0           0
Offering Costs                           0       0           0
Net (loss)                                                       (157,982)
                                 ---------  ------  ---------- -----------
Balance 6-30-99                  9,413,160  $9,413  $1,647,401 (1,405,087)
                                 =========  ======  ==========  ==========

                        ANONYMOUS DATA CORPORATION
               SSTATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE SIX MONTHS ENDING JUNE 30, 1999



                                   Common Stock     Additional Accumulated
                                                     Paid-In     Deficit
                                                     Capital
                                   Shares    Par
                                            Value
                                  --------- ------  ---------- -----------
Balance 12-31-98                  8,494,000 $8,494    $906,860   (695,509)
Shares Issued To:
      Officer/Directors     for     143,000    143     142,857
services
  Consultants for services          233,210    233     232,977
  Other cash                         542950    543     542,407
Offering Costs                                       (177,700)
Net (loss)                                                     (1,405,087)
                                  --------- ------  ---------- -----------
Balance 6-30-99                   9,413,160 $9,413  $1,647,401 (1,405,087)
                                  ========= ======  ========== ===========

                        ANONYMOUS DATA CORPORATION
                             INCOME STATEMENT
                     FOR THE THREE MONTH PERIOD ENDING
                     JUNE 30, 1999 AND JUNE 30, 1998

                                                   1999            1998
Revenues
  Other Income                                     $ 3,428.66
  Sales/Fee Refunds                                  2,221.53
  Sales/Fee Discount                                    17.49            0
                                                -------------  -----------
Total Revenues                                       5,667.68            0

Cost of Sales

Total Cost of Sales                                      0.00            0
                                                -------------  -----------
Gross Profit                                         5,667.68            0

Expenses

Total Expenses                                     163,649.22       37,697
                                               --------------  -----------
Net Income (Loss)                               ($157,981.54)       37,697
                                               ==============  ===========
Loss Per Share                                         (0.02)       (.006)
                                               ==============  ===========
Weighted average of number of shares
outstanding                                         9,413,160    7,748,333
                                               ==============  ===========

INCOME STATEMENT FOR THE SIX MONTH PERIOD ENDING
JUNE 30, 1999 and JUNE 30, 1998

                                                   1999           1998
Revenues
  Other Income                                    $ 4,928.66
  Sales/Fee Refunds                                 2,231.22
  Sales/Fee Discount                                   17.49             0
                                               -------------  ------------
Total Revenues                                      7,177.37             0

Cost of Sales
Total Cost of Sales                                     0.00             0
                                               -------------  ------------
Gross Profit                                        7,177.37             0

Expenses
Total Expenses                                    716,754.85        49,270
                                               -------------  ------------
Net Income (Loss)                              ($709,577.48)        49,270
                                               =============  ============
Loss Per Share                                        (0.08)        (0.01)
                                               =============  ============
Weighted average of number of shares
outstanding                                        9,222,360     7,738,810
                                               =============  ============

                        ANONYMOUS DATA ICORPORATION
                          STATEMENT OF CASH FLOW
                       FOR THE THREE MONTH PERIOD ENIDING
                      JUNE 30, 1999 AND JUNE 30,1998

                                                   1999           1998
Cash Flow from operating  activities
  Cash received from customers                      $  2,239             $
  Cash paid to suppliers and employees             (161,350)      (31,451)
  Income, other receipts                               3,429
                                               -------------  ------------
    Net cash applied to operating activities      $(155,682)  $   (31,451)
                                               -------------  ------------
Cash flows from investing activities,
  Capital expenditures                              $(3,716)     $(13,511)
  Patent expenditures                               (10,477)      (14,070)
                                               -------------   -----------
    Net cash applied to investing activities       $(14,193)     $(27,581)
                                               -------------   -----------
Cash flows from financing activities:
  Principal payment under capital lease
obligations                                         $(2,170)
  Proceeds from issuance of common stock                           $78,099
                                               -------------   -----------
    Net cash (applied to) provided by
financing activities                                $(2,170)       $78,099
                                                ------------    ----------
Net increase in cash and cash equivalents         $(172,045)       $19,067
Cash and cash equivalents at beginning of
period                                               321,837           273
                                               -------------  ------------
Cash and cash equivalents at end of period          $149,792       $19,340
                                               =============   ===========

RECONCILIATION OF NET INCOME TO NET CASH
APPLIED TO OPERATING ACTIVITIES:

Net (loss)                                        $(157,982)     $(37,697)

Adjustments to reconcile net income to net
cash applied to operating activities:
Depreciation                                                         4,597
Decrease in Employee advances                          2,300
Increase in accounts payable                                         1,649
                                               -------------  ------------
      Net cash applied to operating
activities                                        $(155,682)    $ (31,451)
                                               =============  ============

                        ANONYMOUS DATA CORPORATION
                          STATEMENT OF CASH FLOW
                     FOR THE SIX MONTH PERIOD ENDING
                     JUNE 30, 1999 AND JUNE 30, 1998


                                                     1999          1998
Cash Flow from operating  activities
  Cash received from customers                      $   2,239            $
  Cash paid to suppliers and employees              (575,505)     (43,024)
  Income, other receipts                                4,939
                                                   ----------  -----------
    Net cash applied to operating activities       $(568,327)    $(43,024)
                                                   ----------  -----------
Cash flows from investing activities,
  Capital expenditures                               $(9,741)    $(13,511)
  Patent expenditures                                (23,465)     (16,300)
                                                   ----------   ----------
    Net cash applied to investing activities        $(33,206)    $(29,811)
                                                   ----------  -----------
Cash flows from financing activities:
  Principal payment under capital lease              $(3,928)
obligations
  Proceeds from long-term debt                                       7,918
  Proceeds from issuance of common stock              741,460       84,257
                                                   ----------  -----------
    Net cash provided by financing activities         737,532       92,175
                                                   ----------  -----------

Net increase in cash and cash equivalents            $135,999      $19,340
Cash and cash equivalents at beginning of period       13,793
                                                   ----------  -----------
Cash and cash equivalents at end of period           $149,792      $19,340
                                                   ==========  ===========

RECONCILIATION OF NET INCOME TO NET CASH
APPLIED TO OPERATING ACTIVITIES:

Net (loss)                                         $(709,577)     $(49,270

Adjustments to reconcile net income to net cash
applied to operating activities:
  Depreciation                                                       4,597
(Increase) decrease in:
  Deferred offering costs                             144,000
  Other assets                                        (2,750)
  Increase in accounts payable                                       1,649
                                                   ----------  -----------
      Net cash applied to operating activities     $(568,327)   $ (43,024)
                                                   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During the three months ended June 30, 1999, the Company incurred expenses for services totaling $376,210 in exchange for paid in capital investments.

1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

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

Results of Operations for the three months ended June 30, 1999

      Total operating expenses from continuing operations were $163,649 for the three months ended June 30, 1999, as compared to the operating expenses of $37,697 for the three months ended June 30, 1998. Utilizing an average daily calculation of operating expenses of $1,798 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $414 for the period ending June 30, 1998, this represented a 334% increase in average daily operating expenses.

     Increase operating expenses in the current period are a result of professional fees, consulting fees and other expenses related to product research, development and marketing.

Results of Operations for the six months ended June 30, 1999

      Total operating expenses from continuing operations were $716,755 for the six months ended June 30, 1999, as compared to the operating expenses of $49,270 for the period ended June 30, 1998. Utilizing an average daily calculation of operating expenses of $3,960 for the period ending June 30, 1999, and an average daily calculation of operating expenses of $272 for the period ending June 30, 1998, this represented a 1356% increase in average daily operating expenses.

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