Form 10QSB
period 1999-09-30
ANONYMOUS DATA CORP
filed 1999-11-15
CIK 1077150

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                                FORM 10-QSB
                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.


For the quarter ended September 30, 1999  Commission file number 000-25523




                        Anonymous Data Corporation
          (Exact name of registrant as specified in its charter)



Nevada                                                 86-0857752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

6170 W. Desert Inn
Las Vegas, Nevada                                      89146
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

                         Yes               No    X


   As of September 30, 1999, there were 9,413,160 shares of common stock outstanding.

                        ANONYMOUS DATE CORPORATION
                           FOR THE QUARTER ENDED
                            SEPTEMBER 30, 1999

                                   INDEX
PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 1999                 3

               Statement of changes in stockholder's equity
               for the three months ending September 30, 1999         4

               Statement of changes in stockholder's equity
               for the nine months ending September 30, 1999          5

               Income Statement for the three months
               ending September 30, 1999 and September 30, 1998       6

               Income Statement for the nine months
               ending September 30, 1999 and September 30, 1998       7

               Statement of Cash Flow for the three months
               ending September 30, 1999 and September 30, 1998       8

               Statement of Cash Flow for the nine months
               ending September 30, 1999 and September 30, 1998       9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation       10-11

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      12

     Item 2.   Changes in Securities                                  12

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       12

     Item 5.   Other Information                                      12

     Item 6.   Exhibits and Reports of Form 8-K                       12

     SIGNATURES                                                       12



                        ANONYMOUS DATA CORPORATION
                               BALANCE SHEET
                            SEPTEMBER 30, 1999

                      PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                  ASSETS
Current Assets
Cash or Cash Equivalents                                           4,647.15
                                                             --------------
Total Current Assets                                               4,647.15

Property and Equipment
  Furniture Fixtures & Equipment                                  67,687.42
  Accum. Depr. F.F. & E.                                         (9,762.00)
                                                             --------------
Total Property and Equipment                                      57,925.42

Other Assets
  Suspense                                                         2,750.00
  Prepaid Expenses                                                 1,000.00
  Patents                                                         91,738.49
                                                             --------------
Total Other Assets                                                95,488.49
                                                             --------------
Total Assets                                                    $158,061.06
                                                                 ==========

                           LIABILITIES & CAPITAL
Current Liabilities
  Accounts Payable                                                $5,869.61
  Federal Tax Withheld                                             1,449.47
                                                             --------------
Total Current Liabilities                                         $7,319.08

Long-Term Liabilities
  Total Long-Term Liabilities                                             0
                                                             --------------
  Total Liabilities                                                7,319.08
Capital
  Common Stock Issued                                              9,413.05
  Additional Paid-In Capital                                   1,647,401.53
  Accumulated Deficit                                        (1,506,072.60)
                                                             --------------
Total Capital                                                    150,741.98
                                                             --------------
Total Liabilities & Capital                                     $158,061.06
                                                                ===========

                        ANONYMOUS DATA CORPORATION
               SSTATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1999

                                   Common Stock     Additional Accumulated
                                                     Paid-In     Deficit
                                                     Capital
                                  Shares     Par
                                            Value
                                 ---------  ------  ---------- -----------
Balance 6-30-99                  9,413,160  $9,413  $1,647,401 (1,405,087)
Shares Issued To:
      Officer/Directors     for          0       0           0
services
  Consultants for services               0       0           0
  Other cash                             0       0           0
Offering Costs                           0       0           0
Net (loss)                                                       (100,986)
                                 ---------  ------  ---------- -----------
Balance 9-30-99                  9,413,160  $9,413  $1,647,401 (1,506,073)
                                 =========  ======  ==========   =========

                        ANONYMOUS DATA CORPORATION
               SSTATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
               FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999

                                   Common Stock    Additional  Accumulated
                                                    Paid-In      Deficit
                                                    Capital
                                  Shares    Par
                                           Value
                                 --------- ------  ----------  -----------
Balance 12-31-98                 8,494,000 $8,494    $906,860    (695,509)
Shares Issued To:
      Officer/Directors     for    143,000    143     142,857
services
  Consultants for services         233,210    233     232,977
  Other cash                        542950    543     542,407
Offering Costs                                      (177,700)
Net (loss)                                                       (810,563)
                                 --------- ------  ----------  -----------
Balance 9-30-99                  9,413,160 $9,413  $1,647,401  (1,506,073)
                                 ========= ======  ==========   ==========

INCOME STATEMENT
FOR THE THREE MONTHS PERIOD ENDING
SEPTEMBER 30, 1999 and SEPTEMBER 30, 1998
                                                      1999        1998
Revenues
  Interest Income                                   $2,108.78
  Other Income                                       1,000.00
                                                   ----------  -----------
Total Revenues                                       3,108.78            0
                                                    ---------  -----------
Cost of Sales                                            0.00            0
                                                   ----------  -----------
Total Cost of Sales                                      0.00            0
                                                    ---------  -----------
Gross Profit                                         3,108.78            0
                                                   ----------  -----------
Expenses
Total Expenses                                     104,094.90       13,534
                                                   ----------  -----------
Net Income (Loss)                                  ($100,986)     (13,534)
                                                   ==========  ===========
Loss Per Share                                         (0.01)       (0.01)
                                                   ==========  ===========
Weighted average of number of shares outstanding    9,413,160    8,182,667
                                                   ==========  ===========

INCOME STATEMENT
FOR THE NINE MONTHS PERIOD ENDING
SEPTEMBER 30, 1999 and SEPTEMBER 30, 1998

                                                      1999         1998
Revenues
   Interest Income                                 $ 2,108.78
  Other Income                                       5,928.66
  Sales/Fee Refunds                                  2,231.22
  Sales/Fee Discount                                    17.49            0
                                                  -----------  -----------
Total Revenues                                     $10,286.15            0
                                                  -----------  -----------
Cost of Sales                                            0.00            0
                                                  -----------  -----------
Total Cost of Sales                                      0.00            0
                                                  -----------  -----------
Gross Profit                                        10,286.15            0
                                                  -----------  -----------
Expenses
Total Expenses                                        820,850       62,804
                                                  -----------  -----------
Net Income (Loss)                                  ($810,563)     (62,804)
                                                   ==========  ===========
Loss Per Share                                         (0.09)       (0.01)
                                                   ==========  ===========
Weighted average of number of shares outstanding    9,222,360    6,710,778
                                                   ==========  ===========

STATEMENT OF CASH FLOWS
THREE MONTHS
                                                    1999         1998
Cash Flow from operating  activities
  Cash paid to suppliers and employees           $(104,095)       (13,624)
  Interest Income                                     2,109
  Other receipts                                      1,000
                                                -----------  -------------
    Net cash applied to operating activities     $(100,986)   $   (13,624)
                                                -----------  -------------
Cash flows from investing activities,
  Capital expenditures                            $(35,205)
  Patent expenditures                               (7,635)        (6,096)
                                                -----------  -------------
    Net cash applied to investing activities      $(42,840)       $(6,096)

Cash flows from financing activities:
  Principal payment under capital lease            $(1,319)      $(,1,117)
obligations
  Proceeds from issuance of common stock                            10,000
                                                -----------   ------------
    Net cash (applied to) provided by financing    $(1,319)         $8,883
activities
                                                 ----------   ------------
Net increase in cash and cash equivalents        $(145,145)      $(10,837)
Cash and cash equivalents at beginning of           149,792         19,340
period
                                                -----------  -------------
Cash and cash equivalents at end of period           $4,647         $8,503
                                                  =========      =========

                 RECONCILIATION OF NET INCOME TO NET CASH
                     APPLIED TO OPERATING ACTIVITIES:
Net (loss)                                       $(100,986)      $(13,534)

Adjustments to reconcile net income to net
cash applied to operating activities:
Decrease in accounts payable                                          (90)
                                                -----------   ------------
      Net cash applied to operating activities   $(100,986)     $ (13,624)
                                                ===========   ============

STATEMENT OF CASHFLOWS
NINE MONTHS
                                                    1999           1998
Cash Flow from operating  activities
  Cash received from customers                  $       2,239  $
  Cash paid to suppliers and employees              (679,600)     (56,648)
  Interest Income                                       2,109
  Other receipts                                        5,939
                                                -------------  -----------
    Net cash applied to operating activities       $(669,313)  $  (56,648)
                                                -------------  -----------
Cash flows from investing activities,
  Capital expenditures                              $(44,946)    $(13,511)
  Patent expenditures                                (31,100)     (22,396)
                                                -------------  -----------
    Net cash applied to investing activities        $(76,046)    $(35,907)
                                                -------------  -----------
Cash flows from financing activities:
  Principal payment under capital lease              $(5,247)     $(1,117)
obligations
  Proceeds from long-term debt                                      17,918
  Proceeds from issuance of common stock              741,460       84,257
                                                -------------  -----------
    Net cash (applied to) provided by                $736,213     $101,058
financing activities
                                                -------------  -----------
Net increase in cash and cash equivalents            $(9,146)       $8,503
Cash and cash equivalents at beginning of              13,793
period
                                                 ------------  -----------
Cash and cash equivalents at end of period             $4,647       $8,503
                                                 ============  ===========

                 RECONCILIATION OF NET INCOME TO NET CASH
                     APPLIED TO OPERATING ACTIVITIES:
Net (loss)                                         $(810,563)    $(62,804)
Adjustments to reconcile net income to net cash
applied to operating activities:
Depreciation                                                         4,597
(Increase) decrease in:
  Deferred offering costs                             144,000
  Other assets                                        (2,750)
Increase in accounts payable                                         1,559
                                                 ------------  -----------
      Net cash applied to operating activities     $(669,313)   $ (56,648)
                                                 ============  ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

During the nine months ended September 30, 1999, the Company incurred expenses for services totaling $376,210 in exchange for issuance of common stock.

1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the nine months ended
September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

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

Results of Operations for the three months ended September 30, 1999

      Total operating expenses from continuing operations were $104,095 for the three months ended September 30, 1999, as compared to the operating expenses of $13,534 for the three months ended September 30, 1998. Utilizing an average daily calculation of operating expenses of $1,131 for the period ending September 30, 1999, and an average daily calculation of operating expenses of $147 for the period ending September 30, 1998, this represented a 669% increase in average daily operating expenses.

     Increase operating expenses in the current period are a result of professional fees, consulting fees and other expenses related to product research, development and marketing.

Results of Operations for the nine months ended September 30, 1999

      Total operating expenses from continuing operations were $810,563 for the nine months ended September 30, 1999, as compared to the operating expenses of $62,804 for the period ended September 30, 1998. Utilizing an average daily calculation of operating expenses of $2,969 for the period ending September 30, 1999, and an average daily calculation of operating expenses of $230 for the period ending September 30, 1998, this represented a 1191% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of September 30, 1999 (Unaudited)

     As of September 30, 1999, the Company's assets were $158,061 and its liabilities were $7,319 resulting in an excess of assets of $150,741. Cash was $4,647 at September 30, 1999 as compared to cash of $149,792 on June 30, 1999, a decrease of $145,145. This represented a 97% decrease in available cash.

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


ANONYMOUS DATA CORPORATION
(Registrant)



By: /s/ James E. Beecham                By: /s/ Karen Cavallaro
     James E. Beecham                        Karen Cavallaro
     Chairman of the Board                   Secretary


Date: November 15, 1999                      Date: November 15, 1999