Form 10KSB
period 1999-12-31
ANONYMOUS DATA CORP
filed 2000-04-17
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

      [X]   ANNUAL REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
                       SECURITIES EXCHANGE ACT OF 1934

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 1999

                      Commission File Number: 000-25523

                         ANONYMOUS DATA CORPORATION
            (Exact name of registrant as specified in our charter)

Nevada                                                       86-0857752
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

6170 W. Desert Inn
Las Vegas, Nevada                                          89146
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number including area code: (702) 221-0756

         Securities registered pursuant to Section 12(b) of the Act:
                                    None

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value
                              (Title of Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No  _____

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-K.  [     ]

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
March   31,   2000,   was  11,530,660  shares,  held  by  approximately   113
stockholders.

     This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.

    In this form 10KSB references to "ADC" "we," "us," and "our" refer to ANONYMOUS DATA CORPORATION.

PART I

ITEM 1.   BUSINESS

Overview

     Anonymous Data Corporation, a Nevada corporation (the "Company" or "ADC") formed in November 1996, is a development stage company engaged in the business of data management using a biometric identification system. The biometric identification system; (i) archives individual data, such as medical educational information, for access by registered users through rapid sorting using scanning of a portion of their anatomy as a preliminary search method; and, (ii) permits a second method of identification of individuals volunteering for payment as plasma donors.

Background

     We have obtained rights to a method of linking files of archived data to the anatomy of an individual. This method allows the search function for records to be more rapid and accurate and re-checked according to the name of the individual. We have spent $281,438 during 1999 toward research and development toward the refinement of our biometric individual data identification system.

     The term BIOMETRIC derives from the words body (BIO) and measurement (METRIC). The science of biometrics has in recent years developed the technology to take a reading from a human (such as electronic scan of a fingerprint, iris scan, facial recognition, palm print, voice sample, etc). The electronic scan is then matched with the same biometric marker for purposes of recognition and verification of identity. The United States Patent and Trademark Office has issued two U.S. patents to Dr. James E. Beecham, Chairman of the Company. The Patents, Patent Numbers U.S. 5,876,926 [PCT/U.S. 98/16435]) and U.S. 5,897,989 [PCT/U.S. 97/08015], pertain to a method, system and apparatus that permit an individual to submit biologic test specimens for medical testing under biometric identification. The system then allows for the subsequent retrieval of test results from a computerized database utilizing the same biometric personal identification. These Patents have been exclusively licensed to us from Dr. Beecham. - See "Certain Transactions - License Agreement."

     The patented applications, in non-U.S. territories, will be utilized for collecting medical specimens in containers labeled by "biometric index". For example, a biometric index may be obtained from the scan of a fingerprint and/or the scan of the iris of the eye of the specimen donor. After testing in a certified laboratory, the test data is stored electronically under linkage to that same personal biometric index. Access to such "biometrically" stored information is controlled by the re-scan of the specimen donor. Since viewing the data requires "unlocking" the computer file by scanning the same fingerprint and/or eye as was used for sending the specimen to the lab in the first place, our system provides the secure protection of the donors sample and limits mistakes that are sometimes made in the donation process.

     We have developed a plan and are in the process of developing a method for providing services and products worldwide based on our exclusive patent licenses. We plan to offer these products as turnkey systems and also to offer services directly to subscribers domestically and abroad.

Current Status of ADC's Products and Related Software

     ADCNET, a comprehensive software and hardware system, was designed to be generic to support all four of the current ADC product line. Namely, 1) Court Mandated Data System, 2) Infectious Disease Education System, 3) Plasma Industry System, and 4) Medical Records Privacy/Genetics Data Security System.

     Each of the four products named above requires a shared database in a Local Area Network (LAN) or a Wide Area Network (WAN) environment. Functionally, each of the systems has an "Enroll," "Recognize," "Print2D bar code control label," and "Enter Results" options.

     Two versions of ADCNET are planned: Version .5 and Version 1.0. Version .5 is currently beta testing as a "Pilot Court Data System" for the American
Toxicology Institute, and Las Vegas Family Court. This Version is a LAN between the Court and the Drug Testing Lab. Both sites are anticipated to share a database located at the Court. Version 1.0 will permit each location to continue processing in the event of a power failure, until such time as the power is restored, at which time the database is automatically updated. Version 1.0 is scheduled to be completed in late September, 1999.

     The Prototype ADCNET Version .5 is currently installed as a beta testing system at the American Toxicology Institute and the Las Vegas Family Court. This system is operational and is anticipated to be evaluated by both Court and Lab personnel. Minor enhancements are being noted as the system is commissioned and these enhancements will be implemented in Version 1.0.

     To become market ready, Version 1.0 will require customer modifications specific to each customer. Modifications such as Title Screen, Customer name, Customer Address, etc., will have to be programmed for each Customer Installation.

     The completion and operational status of the four systems as described below, utilizing ADCNET, will be developed through manufacturing contracts, corporate strategic partnerships and sublicense agreements with U.S. and foreign governments, corporations and other organizations.

     * Court Information System. Developed for the benefit of United States judicial order compliance. The system pre-identifies an individual whom the court orders to proceed to the laboratory for drug testing. The laboratory, prior to the standard identification process such as by drivers license verification, rechecks the identity by biometric index. This double check is independent of all laboratory procedures and does not interface or replace the methods and systems within the laboratory.

     * Infectious Disease Educational System. Developed for individuals and social organizations in the United States interested in communicable disease prevention through voluntary testing and sharing of results privately with selected persons among the public. A study published in 1998 in the Journal of the American Medical Association demonstrated the important contribution of education and anonymity in the U.S. for HIV testing. The study concluded that when people are aware of the disease and not required to give their name but are offered anonymous HIV testing, they voluntarily test more than 1 year earlier and enter medical care earlier. Most U.S. states are now required to permit anonymous HIV testing.

   * In the foreign markets we plan to offer turnkey computerized systems for nationwide medical testing and data management. One use would be by foreign government officials to monitor child bearing age women and their HIV test results. By re-scanning their biometric index when they arrive at the maternity ward to deliver, HIV positive women can be given AZT, which in 80% of cases protects their baby from HIV infection.

     * Plasma Industry System. Developed for use in U.S. plasma centers to prevent the paid donor from violating regulations that forbid donation more frequently than 48 hours. By registering the biometric index of the donor in one center and providing the data to other centers, a paid donor, even giving a false name, can be prevented from creating the health risk of donating plasma for money several times in one day at multiple centers in one city.

     * Medical Data Privacy/Genetics Data Security System. Developed for U.S. health care organizations and individuals interested in verifying and safeguarding their sensitive medical testing data such as genetic testing results. In particular where such genetic studies identify predisposition to disease or can predict future disease and thus if disclosed to unauthorized parties affect insurability of the individual tested and their family. Developed to allow those who wish to seek testing directly from a laboratory to identify their specimens and test results while maintaining privacy.

     The primary product lines listed above each utilize a proprietary apparatus as disclosed in the licensed patents to be used in archiving medical information for educational purposes. Data retrieval via computerized stored data or from a 2-D bar code encryption is linked to a re-scanning of the donor for matching biometric identification.

     The Company's technology may be utilized in the marketplace for revenue generation in two areas:

(i) as a seller of hardware components and software for turn-key systems for large clients and;

(ii) as a provider of services to subscribers directly in certain localities.

The systems which ADC plans to offer for these 2 business models are:

Court Data System

     As a direct service provider, we are beta testing a prototype system code named, "ADCNET," which utilizes biometric identification in the Nevada court jurisdiction. ADCNET is designed to be utilized by the judicial system to verify the identification of an individual ordered by the judge to report to the laboratory for drug testing. The system matches the identification of the individual biometricly by matching his/her biometric identification with the biometric image of the individual who has been ordered by the judge for testing. We are not involved in the testing or laboratory work up itself, merely the means by which the test results are confirmed as having come from the person identified. The standard laboratory procedures are still followed independently of the biometric system. The affiliated laboratories are fully inspected and in compliance with all governmental regulation such as CLIA, OSHA, etc.

Infectious Disease Education System

     We have designed a direct service data management system, that can allow thoughtful persons seeking information and a way to address, for themselves and their loved ones, personal issues regarding health information. Understanding how the system works requires an understanding of the value of information that can allow a person to assess the risk of the spread of disease when engaged in a relationship. The basic question is "How and when are these diseases usually transmitted?"

     Sexually transmitted diseases are ordinarily transmitted from one person to another, not from a single sexual contact, but rather only after repeated contacts over weeks or even months. Thus, even after a relationship starts, there is an opportunity to prevent the spread of disease, if a person has the knowledge of the partners' recent testing results. Our technology provides that information in a convenient and private manner.

     To use the system as a tested person, you (i) first subscribe yourself as an individual, (ii) select from a menu of educational data offered and then (iii) register as having read the data and understood the process. For convenience, our system is planned to be utilized as a college campus health service or private community health service located in storefront type clinics in public places. Our system is planned to allow a parent to subscribe for an adolescent child. Over the next months or years, the parent will be able to monitor the compliance of the child to our education program by going with the child to a computer monitor, having the adolescent childs fingerprint scanned or iris scanned and viewing the record of educational sessions with the adolescent child.

     In the international market, in circumstances where a sex worker is the subscribed person (through government mandate in certain jurisdictions) the authorities can scan the iris of the sex worker's eye and view that worker's data from the database, which database includes HIV test results. Where the worker has not continued to be tested periodically the authorities can arrest or detain the non-compliant worker. Similarly in circumstances where the authorities provide the system for use of child-bearing age women the system can be used to identify those pregnant woman who are HIV positive. By providing AZT to an HIV positive woman during delivery, the newborn child can be protected from HIV 80% of the time. In addition, for overseas markets, in compliance with the foreign government regulations, it is important that the subscriber and the significant other in a relationship understand our rules for data retention. Our data base management techniques enhance the medical validity of data in the Golden Rule database. Each subscriber, in order to maintain data in the active Golden Rule database, may be required to present a specimen to be tested at least every four months. If a recent specimen is not provided at one of the participating, certified laboratories in our system, no older data is accessible.

     Internationally, this testing frequency is designed to be medically appropriate because in most cases it takes six weeks to several months for an immuno-competent, recently infected person to make enough antibody to be detectable. (Some newer tests utilize antigen identification, not antibody, i.e. a substance such as nucleic acid -DNA or RNA or cell wall fragments from the organism itself, to detect infection sooner. These viral bacterial antigen detection tests may be applied in the Golden Rule system as appropriate). The person with whom the data is shared can have confidence that the data is valid at least as of the most recent date tested because they will know that the Golden Rule system imposes a frequent testing discipline on the subscriber with medical officer review and comment on test results.

     In the international area, the seven diseases for which testing can be ordered by a physician and data sharing are targeted by our Golden Rule System are: Human Immunodeficiency Virus or HIV; Gonorrhea; Chlamydia; Herpes type 2; hepatitis B and C; and Syphilis.

     We have demonstrated the system for representatives of the Governments of Honduras and the Dominican Republic. Similarly the national turn-key system will be available at the option of the client government to locate, in public places such as hotel lobbies and selected nightclubs, customers of sex workers in order to verify the test results of the sex worker in the field on a 24 hour per day access basis.

      ADC plans to offer to the government of those countries identified as having a major HIV/AIDS problem the ADCNET solution. The initial countries to be approached are identified in the U.S. Census Bureau, Official Statistics, 2/2/99 and the World Bank Study of Central America to include: Honduras, Nicaragua, Panama, Costa Rica, El Salvador, Dominican Republic, and other Caribbean countries. In the year 2,000 and beyond ADC plans to expand its list of High-Risk countries for marketing.

Plasma Industry System

     In the plasma industry paid donors often falsify their name and try to donate at several centers in one day to gain multiple payments. Our DataSecure system offers a means to improve the chances that the high risk donors or donors attempting to circumvent the system by donating multiple times prior to the wait period, are accurately linked to the plasma center computer database and, optionally, remain confidential.

     The DataSecure system for plasma centers permits biometric linkage to be maintained from start to finish in a two-step process: a) through biometric label of iris of the prospective donor, and b) in the network of computers to other blood centers.

     An alternative use of our turnkey system is for use in the plasma industry to screen out donors who carry infections. The DataSecure system for the plasma industry permits biometric linkage to be maintained for paid donors to records of their previous donations and testing results. When one donor tests positive for a condition disqualifying that donor from donating plasma, the information is entered under the biometric of that donor. When that donor next appears at any blood donation site in the computer network, the re-scan of the biometric accesses the record and enables the blood center personnel to disqualify that donor. This step prevents unnecessary expense in re-testing and more importantly allows a subscribing blood industry company to prevent inadvertently drawing the blood of that donor, who may attempt to falsify identity to gain payment for tainted blood donation.

Medical Records Privacy/Genetics Data Security System.

     Medical records privacy has become a prominent concern of U.S. national leaders, as demonstrated by President Clinton in his January 1999 State of the Union address in which he promised action on this issue in 1999. Many sensitive medical data are at issue including testing data, in particular the area of genetic testing. Scientists today are close to completing the sequencing of all of the human DNA code through an effort known as the Human Genome project. One early finding is rather surprising. Each of us has little imperfections in our own DNA code. In fact, experts say each of us has a minimum of 5 to 20 errors in our DNA sequence.

     Some of these errors result in disease or, more precisely, an increased risk of developing a certain disease. For example, there are genes now known that predispose to breast cancer, colon cancer, diseases of the nervous system and over 450 other different diseases. Tests for many of these genes are either available now or soon to be available.

     Unfortunately information of this type, if released to unauthorized persons, may lead to discrimination. Some unscrupulous health insurers may use genetic test information to deny insurance to those persons found to be at risk for certain diseases. Although Congress and some medically oriented government agencies are drafting legislation to outlaw such discrimination, it is one form of discrimination that is difficult to detect or prove.

     Our data base of Private Medical test results and Genetic Testing results is planned to be filed in a unique manner, by fingerprint codes or iris codes: the fingerprint scan or iris scan of the person who is tested for genetic markers (the ADC subscriber) and optionally a second fingerprint code or iris code from the subscriber's doctor. This dual biometric filing and retrieval method for genetic testing data offers a subscriber confidence that sensitive test results such as genetic predisposition to diseases such as breast cancer (BRCA-1 gene) or colon cancer or diabetes are not accessible by unauthorized individuals or organizations. Furthermore, the fingerprint scan or iris code module having a clinic setting presents the appropriate opportunity for genetic counseling and for education by the physician to the subscriber privately of the meaning of the results. This allows plans to be made for medical surveillance for the disease for which the patient has a genetic predisposition.

Business Strategy

     Our business strategy is to make proposals to interested governments, large corporations and interest groups domestically and overseas. As vendor of hardware and software turnkey systems for large clients, the Company plans to approach those countries where the problems exist for which the systems offer solutions. In order to provide services to subscribers directly, the Company plans to research the medical and legal aspects of its proposed services in each jurisdiction through appropriate consultation with local officials.

     We  hope  to expand the system within the U.S. market and abroad through
contracts   with   medical   service  providers,  insurance   companies   and
laboratories.

Product Testing

     The testing phase for each of the two systems will occur with funding of pilot projects, when such funding is available.

     FDA REGULATIONS SPECIFY THAT PRODUCTS AND SOFTWARE USED FOR EDUCATIONAL PURPOSES ONLY ARE EXEMPT FROM FDA REGULATION. FURTHERMORE PRODUCTS THAT DO NOT PROVIDE DIAGNOSIS OR TREATMENT ARE EXEMPT AND NOT CONSIDERED A MEDICAL DEVICE. The initial four product lines qualify for the exemptions stated above. Future development of U.S. market products in line with the issued patents and related software programming domestically will take note of FDA regulations in anticipation of submitting applications for approval to the FDA as necessary. We have also engaged the services of C. L. McIntosh and Associates, a prominent consulting firm in the area of FDA regulatory matters, to assist us in any future FDA related matters. Field-testing will occur in the venue best suited to each system, whether in the U.S. or abroad.

Suppliers

     Our business strategy has been to combine proprietary technology and products with "best of class" technology and products and design an integrated, seamless product that takes advantage of the superior quality of our components which are Y2K compliant.

     Hardware Suppliers- Our products and services are not dependent on any one supplier of hardware and will use any off-the-shelf IBM compatible computer available on the market today, i.e.-Compaq, DELL, Gateway, etc. We do not foresee the acquisition of such equipment as a problem and supply should not affect our business in any way.

     We use cameras designed by IriScan in the majority of our applications, however, there are several other companies that make similar cameras, such as OKI corporation of Japan. Fingerprint scanners produced by UltraScan, Inc. are also under consideration.

Software Suppliers

     We primarily use software based on Oracle database products designed by Dimensia Inc. of Hawaii.

Sales and Marketing

      Initially, the Company, through its officers, directors and key consultants, plans to start pilot programs in strategic markets with corporate partners such as Toyota Tsusho and Litton Data Systems and upon the success of these programs, plans will be to set up Strategic Alliances with these and other highly visible and well known vendors throughout the world.

Strategic Alliances

     Our success will be dependent in part upon a number of strategic relationships that we intend to enter into. At present, we have not established relationships with any particular entity, however, we are in discussions with several large companies, both locally and internationally. The amount and timing of resources which future strategic partners devote to assisting us will not be within our control. There can be no assurance that strategic partners will perform their obligations as expected or that any revenue will be derived from strategic arrangements. If any of our strategic partners breaches or terminates an agreement with us or otherwise fails to conduct its collaborative activities in a timely manner, the development, commercialization or marketing of the product which is the subject of the agreement may be delayed and we may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or marketing of our products.

   The inability to enter into strategic relationships or the failure of a strategic partner to perform its obligations could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to negotiate acceptable strategic agreements in the future, that the resulting relationships will be successful or that we will continue to maintain or develop strategic relationships or to replace strategic partners in the event any such relationships are terminated. Our failure to maintain any strategic relationship could materially and adversely affect our business, financial condition and results of operations. We are currently in negotiations with IriScan and UltraScan to determine the terms under which we have access to their respective biometric technology.

Customer Support

     In addition to ongoing client prospecting and product demonstrations through direct sales, a satisfied customer is one of the most cost-effective sales tools for our systems is a satisfied customer. Our customers will generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stage. We intend to provide support via telephone, teleconference or on-site visits, and anticipate hiring additional staff as our customer base grows. Next to product quality and ease of use, we will always place customer satisfaction and technical support as its highest marketing priorities. However, we have limited experience with widespread deployment of products to a diverse customer base, and there can be no assurance that we will have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. An inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. Failure to provide adequate support could have an adverse impact on our reputation and relationship with its customers, could prevent us from gaining new customers and could have a material adverse effect on our business, financial condition or results of operations.

Competition

     We compete indirectly with certain companies which utilize biometrics in related fields, such as Sony Corporation and Lockheed Martin Corporation, which have biometric systems on the market that are in current use. Other companies, such as NEC Technologies, have biometric fingerprint identification systems on the market for physician identification when accessing computerized patient information rather than a specific patient file. IriScan Inc. may elect to retain the right to offer IriScan recognition systems in the medical field either directly or through vendors other than to us who then may compete with us.

      We are aware of medical data collection, storage and display systems technology entitled' "Medical Image Filing Apparatus," and "Health Examination Method and System Using Plural Self-Test Stations and a Magnetic Card." These systems store medical data on magnetic media contained on a card or film.

      Because we are not a testing laboratory we do not compete with laboratory companies.

Developing and Changing Market

     The market for archiving of medical data management is continually evolving and is highly dependent upon changes in the regulation arena. Concern for privacy appears to be a favorable development for us. Changes in technology and regulatory processes, however, may affect the demand our products, which in turn may cause existing companies in other product lines to shift their emphasis to products similar to our services and products, thus increasing the competition.

Intellectual Property

     Two U.S. patents are currently licensed exclusively to us (U.S. 5,876,926 [PCT/ US98/16435] and 5, 897, 989 [PCT/US97/08015]) from our
Chairman, James E. Beecham, MD. The Exclusive Licensee Territorial Agreement is for the territory of the United States with provisions for expansion of the licensed territory on a 1st right basis under terms and conditions relating to payment of patent fees, use of the license and payment of royalties. These U.S. licenses are exclusive and non-revocable for the term until May 14, 2008 assuming compliance of the parties with the terms. Pursuant to the License Agreement, a fee will be paid to Dr. Beecham in the form of a royalty of three percent (3%) of the first $10 million gross revenues to us from the manufacture, use, sale or operation of the Products and Services, two percent (2%) of gross revenues which exceed $10 million but are less than $25 million and one percent (1%) of gross revenues which exceed $25 million. Dr. Beecham has also agreed to extend the patent licenses for us for these two U.S. patents for an additional eight (8) years depending on performance. We consider these licensed patents to be valuable and of substantial commercial benefit.

     We also seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

     By virtue of his agreement with us, Dr. Beecham is under no obligation to assign or license to us any additional patents he may receive beyond the initial two U.S. patents already licensed by us. A first rights of license provision for additional patents by Dr. Beecham in the area of medical biometrics is in place in exchange for our promise to provide funds to underwrite the costs of additional patent filings and prosecution. There can be no assurance that any patents, federal trademarks or services marks will be granted, additional patents will be licensed or that the licensed patents, although issued by the Patent and Trademark Office, can be defended or will permit substantial protection for our services or products.

U.S. Government Approvals

     The United States Food and Drug Administration (the "FDA"), is the most stringent regulatory agency for medical devices and claims and may have jurisdiction over one or more of our services and products. Exemptions exist for non-diagnostic and non-treatment data archiving system. We expect that biometric-based information systems that provide archival non-diagnostic, non-treatment data, will be exempt. However, there can be no guarantee that the governmental regulations will not change in the future. Governmental guidelines for universal and special precautions for handling infectious disease material do not apply to us since we are a medical education and data storage, retrieval and dissemination service. Neither can there be a guarantee that our products or services can successfully compete with those of other competitors, or that the protection provided by the U.S. patents licensed by us will be successful in preventing competitors from offering services or products similar ours. We further believe that certain of our products and services may not qualify for exemption without FDA pre-market approval. FDA approval should be expedited by our plans to utilize consultants familiar with FDA procedures. There can be no guarantee, however, that these approvals will be received in an expeditious manner. The overseas markets vary in regulatory oversight country by country.

Foreign Government Approvals

      The Company and its products may be subject to foreign regulation regarding export restrictions and controls on technology such as that incorporated into the Company's products. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In Europe, the Company will be required to obtain certifications necessary to enable the "CE" mark to be affixed to the Company's products in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. The Company has not yet obtained this CE certification. Failure to comply with foreign regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the increasing demand for biometric systems has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

      Many countries in which the Company currently intends to operate either do not currently regulate devices similar to the Company's or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could adversely affect the Company's ability to market its products in such countries. In addition, significant costs and requests by regulators for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any of such events could substantially delay or preclude the Company from marketing its products in the U.S. or internationally. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Additionally, the Company and its agents will be subject to compliance with the Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which prohibits the promise or payments of any money, remuneration or other items of value to foreign government officials, public office holder, political parties and others with regard to the obtaining or preserving commercial contracts or orders. The FCPA imposes on SEC reporting companies certain accounting and internal control requirements, with which the Company intends to comply, insofar as applicable to the Company. Violation of the FCPA may result in corporate fines of up to $1,000,000 per offense and fines and/or imprisonment for convicted corporate officers of up to $10,000 and five years imprisonment. Although the Company will make every effort to comply with all such statutes and regulations, inadvertent non-compliance could result in legal actions against the Company and consequent impairment of its ability to conduct business and these restrictions may hamper the Company in its marketing efforts abroad.

Risks Associated with International Sales

      A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing, coordinating and managing international operations. Additionally, our business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on our ability to maintain or increase prices. The international nature of our business subjects us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which our products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Economic Area, continues to develop and there can be no assurance that new laws or regulations, or new interpretations of existing laws and regulations, will not have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. There can be no assurance that we will be able to successfully further commercialize our current products or successfully commercialize any future products in any international market.

Risks Associated with Acquisitions

      The integration of any acquisitions will require special attention from management, which may temporarily distract its attention from the day-to-day business of the Company. Any acquisitions will also require integration of the Company's product offerings and coordination of research and development and sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has no or little direct prior experience. There can also be no assurance that the Company will be able to retain key technical personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could be significant and could materially adversely affect the Company's financial condition and results of operations. In addition, the Company believes that it may be required to expand and enhance its financial and management controls, reporting systems and procedures as it integrates acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business, financial condition and results of operations.

Employees

      As of December 31, 1999, we had 4 full time employees. All employees are located at our headquarters in Las Vegas. None of our employees are subject to any collective bargaining agreement.

      Our proposed personnel structure can be divided into three broad categories: management and professional, administrative, and project personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work load demands.

     We are dependent upon the services of James E. Beecham, MD, Chairman of the Company and President. Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Dr. Beecham or our inability to attract and retain other qualified employees, could have a material adverse effect on us.

Additional Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and, in accordance therewith, will file reports, proxy statements and other information with the Commission.
Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at (http://www.sec.gov). We maintain a website at www.adcx.com.

Risks Associated with Year 2000 Problem

     We have had no noticeable impact as the result of the year 2000 problem. As is the case with most other Companies using computers in their operations, we recognize the need to ensure that our operations will not be adversely impacted by software and/or system failures related to such "Year 2000" noncompliance. Within the past twelve months, we have been upgrading components of our own internal computer and related information and operational systems and continue to assess the need for further system redesign and believe it is taking the appropriate steps to ensure Year 2000 compliance. Based on information currently available, we believes that the costs associated with Year 2000 compliance, and the consequences of incomplete or untimely resolution of the Year 2000 problem, will not have a material adverse effect on our business, financial condition and results of operations in any given year. However, even if our internal systems are not materially affected by the Year 2000 problem, our business, financial condition and result of operations could be materially adversely affected through disruption in the operation of the enterprises with which we interact. There can be no assurance that third party computer products used by us are Year 2000 compliant. Further, even though we believe that our current products are Year 2000 compliant, there can be no assurance that under actual conditions such products will perform as expected or that future products will be Year 2000 compliant.

     Since we have not commenced substantial operations, third parties non compliance with the Year 2000 issue will have minimal impact on us. We in contracting with new vendors, manufactures, and plants are pre-establishing the third party's compliance with Year 2000 issues.

ITEM 2.   PROPERTIES

     The Company's main offices are located at 6170 W. Desert Inn, Las Vegas, Nevada. The facility is a leased 1,500 square foot facility utilized in the following manner: a) administrative offices, b) professional offices, c) storage, and d) developmental laboratory. These headquarters are adequate for marketing throughout the United States. The Company anticipates it may require additional space in the future, but anticipates no difficulty in obtaining such space in its immediate vicinity at favorable rates. The Company pays rent at the rate of $3,000 per month. The Company has other tangible property, including computer equipment, proprietary software and biometric prototype.

ITEM 3.   LEGAL PROCEEDINGS

     The Company recently settled a suit filed on January 14, 2000 by Asia Pacific, Inc., a Nevada Corporation, dba Laser Barcode Solutions, which was filed in District Court in Clark County, Nevada, Case Number A413603 Department XII against Anonymous Data Corporation and the President James Beecham claiming Breach of Contract, Tortious Breach of Contract and Negligent/Intentional Misrepresentation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended December 31, 1999.

PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS

     Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "ANYD". The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                     1999
                    Average Bid           Average Ask
     November       $2.09                    $2.64
     December       $1.87                    $2.14

Note: We started trading in November, 1999

     As of March 31, 2000, we had approximately 113 stockholders of the 11,530,660 shares outstanding.

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

RISK FACTORS AND CAUTIONARY STATEMENTS

      This  report contains forward-looking statements within the meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     The Company, which was organized in November 1996, is a Development Stage Enterprise, engaged in the business of marketing services and products related to the management of data based on biometric individual identification. The Company has a limited operating history and has not generated revenues from the sale of any products. The Company recently installed its beta testing system at the American Toxicology Institute and in the Las Vegas Family Courts. Until the installation of the system in Las

Vegas, the Company's activities have been limited to the development of prototypes, licensing U.S. patents, evaluating biometric equipment and analyzing the market conditions for the proprietary services and products. Consequently, the Company has incurred the expenses of start-up and patent licensing. Future operating results will depend on many factors, including the ability of the Company to raise adequate working capital, demand for the Company's services and products, the level of competition and the Company's ability to satisfy governmental regulations and deliver company services and products while maintaining quality and controlling costs. The Company's financial statements have been prepared assuming the Company will continue as a going concern.

Results of Operations

     Period from January 1, 1999 to December 31, 1999

      The first years of existence for the Company achieved three main goals; The formation of the Company's organization to pursue its business strategy, development of a production model and achieving the public company status to assist in funding the Company's objectives.

      Revenues. The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards- No. 7, and has yet to generate any revenues. The Company is devoting substantially all of its present efforts to: (1) developing its medical data management products and systems,
(2) developing its market, and (3) obtaining sufficient capital to commence full operations.

      General and Administrative. General and administrative, legal and consulting expenses for the year ended December 31, 1999 were $614,742 which was a increase over the $92,444 for the year ended December 31, 1998. This increase was primarily the result of increased expenses related to: (i) going public, and (ii) common stock issued in lieu of cash payments to employees and consultants.

      Research and Development. Research and Development expenses were $281,438 for the year ended December 31, 1999.

      Net loss for the Company were $919,389 for the year ended December 31, 1999 as compared to net loss of $601,277 for the year ended December 31, 1998. This increase was the result of increasing activity and related additional expenses discussed above associated with being a development stage enterprise.

Liquidity and Capital Resources

     The receipt of funds to the Company from Private Placement Offerings and loans obtained through private sources are anticipated to offset the near term cash requirements of the Company. Since inception, the Company has financed its cash flow requirements through debt financing, issuance of common stock for cash and services, and minimal cash balances. As the Company expands its medical data management activities, it may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide its working capital.

     Over the next twelve months, the Company intends to develop its revenues by releasing its products under development to its target markets. However, the Company will continue the research and development of its products, increase the number of its employees, and expand its facilities where necessary to meet product development and completion deadlines. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, the Company will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on the financial condition of the Company and its Shareholders.

     Initial financing is only to provide funds to prove the business concept, to finish the development of the software, and to install the first prototype system. Additional funds will be necessary to take the products to market. The Company hopes to enter into additional funding arrangements through strategic partnerships, merger, equity offering or debt offering. Nothing has been secured as of this time.

     The Company anticipates that it will incur operating losses in the next twelve months. The Company's lack of operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as bio-medical. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.

Costs Associated with Year 2000 Problem

      The Company has incurred minimal expenses associated with the Year 2000 Problem. As a result the Company being a Development Stage Enterprise, the Company's computer equipment is being purchased as Year 2000 compliant, where possible.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Changes to Report

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

            Name                Age                   Title
James E. Beecham, MD             51    Chairman of the Board
William M. Somers, OD            53    Director

Duties, Responsibilities and Experience

James E. Beecham, MD. Founded Anonymous Data Corporation and as served as Chairman of the Board since inception in November of 1996. From 1990 to present Dr. Beecham has been a Physician/Pathologist at Laboratory Medicine Consultants Laboratories, Inc. Dr. Beecham served as Vice President of Laboratory Medicine Consultants Laboratories, Inc., a full service medical laboratory located in Las Vegas, Nevada from its inception until it's sale in 1997. Dr. Beecham is a member of the Board of Directors and full partner in Laboratory Medicine Consultants, Ltd., a medical practice consisting of 12 pathologists located in Las Vegas, Nevada. Dr. Beecham received his medical degree from the University of Florida School of Medicine in 1973. He has been engaged in the full time practice of medicine in the specialty of Pathology since his completion of a residency at the University of North Carolina and University of Washington in 1978. Dr. Beecham spends approximately 25% of his time on ADC related activities.

William M. Somers, OD has served as Director of Anonymous Data Corporation since November, 1998. From 1994 until present William Somers, a Doctor of Optometry has maintained a full time optometry practice in Las Vegas, Nevada. He has held numerous committee positions throughout his career including the Medicare Carrier Advisory Committee, the Nevada chapter of the American Optometric Association and advisory board committee member and spokesman for Vistakon (Johnson & Johnson contact lenses). He received his optometry degree from the Southern California College of Optometry.

LIMITATION OF LIABILITY OF DIRECTORS

     Pursuant  to  the  Nevada  General  Corporation  Law,  our  Articles  of
Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The  Board  of Directors does not have a Compensation Committee.   James
Beecham, President, oversaw the compensation of our executive officers.

Board of  Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 1999, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall   Policy;   Significant  Factors.   During  fiscal   1999,   the
compensation decisions made by the Board of Directors in respect of our executive orders were influenced by three major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

     As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

     The Board believes that cash bonuses are, at times, appropriate based upon the performance of the Company's business compared to our internal expectations and general business conditions.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company's executive officers and directors during each of the fiscal years since inception of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table
                                                             Long Term
                            Annual Compensation            Compensation
                                                        Restricted
Name and Principal                        Other Annual    Stock
Position             Year  Salary  Bonus  Compensation    (2)(3)    Options
James E. Beecham(1)  1996      -0-  -0-       -0-          -0-        -0-
James E. Beecham     1997      -0-  -0-       -0-          -0-        -0-
James E. Beecham     1998      -0-  -0-       -0-          -0-        -0-
James E. Beecham     1999      -0-  -0-       -0-              -0-    -0-
William M. Somers    1998      -0-  -0-       -0-           $1,000    -0-
William M. Somers    1999      -0-  -0-       -0-           $9,000    -0-

(1) Beecham purchase 6,000,000 shares of restricted stock in the Company at $.02 per share as the result of his Pre-Incorporation Agreement with the Company.

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

Stock Option Plan

     The following descriptions apply to stock option plan which the Company has adopted; however, no options have been granted as of this date.

     The Company reserved for issuance an aggregate of 1,500,000 shares of common stock under a Stock Option Plan (the "Stock Option Plan") and Non-Employee Directors' Plan described below (the "Directors' Plan") which has been adopted by the Company. These plan are intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for the continued success and growth of the Company, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

     Officers (including officers who are members of the Board of Directors), directors (other than members of the Stock Option Committee (the "Committee") to be established to administer the Stock Option Plan and the Directors'
Plan) and other employees and consultants of the Company and its subsidiaries (if established) will be eligible to receive options under the planned Stock Option Plan. The Committee will administer the Stock Option Plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the Stock Option Plan.

     Unless the Committee, in its discretion, determines otherwise, non-qualified stock options will be granted with an option price equal to the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the Stock Option Plan be less than the fair market value of such common stock to which the incentive stock option relates on the date the incentive stock option is granted.

     Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan as to when some awards may be exercised. In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of December 31, 1999 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 10% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.


        Name of Beneficial Owner (1)             Number         Percent
                                               of Shares      Of Class (2)
James E. Beecham, MD                             5,100,000               54%
William M. Somers, OD                               10,000                0%
All Directors & Officers as a Group              5,110,000               54%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2) Figures are rounded to the nearest percentage. Less than 1% is reflected as 0%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PreIncorporation Agreement. On the 1st of November, 1996, the Company entered into an agreement with James Beecham, MD, wherein Beecham agreed to provide exclusively to the Company an option to enter into a formal License Agreement. The Pre-Incorporation Agreement provided that James Beecham would receive 6,000,000 shares of common stock at a price to Beecham of $0.02 per share to be paid over two years. The agreement recited that the option was the only asset of the to be formed corporation.

License Agreement. On May 14 1998, the Company entered into an "Exclusive Licensee Territorial Agreement" for two U.S. patents relating to medical biometrics with Dr. James Beecham, Chairman of the Company, in exchange for future royalties in the amount of three percent (3%) of the first $10 million gross revenues to the Company from the manufacture, use, sale or operation of the Products and Services, two percent (2%) of gross revenues which exceed $10 million but are under $25 million and one percent (1%) of gross revenues which exceed $25 million. A disinterested Company senior management official approved the agreement which was then ratified by the Board of Directors. The Company believes the agreement is commercially reasonable and generally equivalent to what a third party would receive with no affiliation.

Officer Loans. In November 1999, the Chairman loaned the Company $51,000 at 10% annually. Interest payments are due annually with principal balance due in 2004.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

     A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     1.     Independent Auditors  Report                           F-1
     2.     Financial Statements:
          Balance Sheet                                            F-2
          Statement of Operation                                   F-3
          Statement of Changes in Stockholders'                    F-4
          Statement of Cash Flows                                  F-5
          Notes to Consolidated Financial Statements         F-6 - F-7

                All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        2. During the fiscal year 1999, the Company filed the following 8-Ks. 8-K filed November 4, 1999
             8-K filed November 11, 1999

          3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
               8-K filed February 1, 2000

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ANONYMOUS DATA CORPORATION                   DATED: April 16, 2000



By:/s/ James Beecham
     James Beecham
     President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ James Beecham             President           April 17, 2000
James Beecham

/s/ William Somers            Director            April 17, 2000
William Somers

                        INDEPENDENT AUDITORS' REPORT



Board of Directors
Anonymous Data Corporation
Las Vegas, Nevada

We have audited the balance sheet of Anonymous Data Corporation (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1998 and 1999, and for the period from inception (November 15, 1996) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anonymous Data Corporation as of December 31, 1999, its results of development stage operations and its cash flows for the periods presented in conformity with generally accepted accounting principles.

The accompanying balance sheet has been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3, the Company's ability to commence operations and realize its investments in assets is dependent upon obtaining additional sources of capital to fund the successful completion of its equipment and software development and marketing of its products. This condition raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






March 27, 2000

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET
December 31, 1999


ASSETS
Current assets, cash                                               $ 3,939

Equipment and software, less accumulated
depreciation of $36,224                                             89,225

Unamortized patent costs                                            96,038
                                                               -----------
                                                                 $ 189,202
                                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                  $ 37,569
Accrued taxes                                                        7,089
Accrued interest, officer/director                                   5,100
Capitalized lease obligation                                         1,528
                                                                 ---------
                                                                    51,286
Long-term debt, officer/director                                    51,000
                                                                 ---------
                                                                   102,286
                                                                 ---------
Stockholder's equity:

Common stock, $.001 par, 100,000,000
shares authorized, 9,438,160 shares
issued and outstanding

Preferred stock, $.001 par, 25,000,000
shares authorized, none issued and
outstanding                                                          9,438

Additional paid-in capital                                       1,692,376

Deficit accumulated during development stage                   (1,614,898)
                                                               -----------
                                                                    86,916
                                                               -----------
                                                                 $ 189,202

                                                               ===========
                    See notes to financial statements

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS




                                                                 From
                                        Year Ended December  Inception to
                                                31,          December 31,
                                         1999        1998        1997
Operating costs and expenses:
Research and development                $ 281,438  $ 496,468      $ 33,366
Administrative                            614,742     92,444        59,116
Depreciation                               26,462      8,012         1,750
Interest                                    5,785      4,353
                                       ----------  ---------   -----------
                                          928,427    601,277        94,232
                                       ----------   --------   -----------
Income:
Interest                                    2,109
Other                                       6,929
                                       ----------
                                            9,038
                                       ----------
Net loss                                $ 919,389  $ 601,277      $ 94,232
                                       ==========  =========   ===========
Loss per share                            $ 0.099    $ 0.076       $ 0.012
                                       ==========  =========   ===========
Weighed average number of shares
outstanding                             9,325,932  7,936,165     7,591,250
                                       ==========  =========   ===========

                    See notes to financial statements

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
STATEMENT OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31,1999 AND 1998 AND FOR THE PERIOD FROM
INCEPTION (NOVEMBER 15,1996) TO DECEMBER 31,1997



                                              Stock      Deficit
                   Common Stock             Subscrip-  accumulated
                                  Additional  tion       during
                                   Paid-in   Receiv-   development
                                   capital    able        stage      Total
                            Par
                  Shares   Value
Common shares
issued from
inception
(November
15,1996) to:
Officer with
stock
subscription
receivable      6,000,000  $6,000  $114,000  (120,000)                    $-

Officer/directo
r for expense
reimbursement   1,000,000  $1,000   $19,000                          20,000
Employees for
services          235,000     235     4,465                           4,700
Employees for
cash              175,000     175     3,325                           3,500
Consultants for
services          325,000     325     6,175                           6,500
Payment of
stock
subscription
receivable
from founding
shareholder                                    83,164                83,164
Net loss                                                  (94,232) (94,232)
                ---------  ------  --------  -------- ------------ --------
Balances,
December 31,
1997            7,735,000   7,735   146,965  (36,836)     (94,232)   23,632

Common shares
issued in 1998
to:
Officer/directo
r for expense
reimbursement      73,000      73    74,581                          74,654
Officers and
directors for
services          201,000     201   200,799                         201,000
Employees for
services           18,500      19    18,481                          18,500
Consultants for
services          373,200     373   372,827                         373,200
Others for cash
                   93,300      93    93,207                          93,300
Payment of
stock
subscription
receivable                                     36,836                36,836
Net loss                                                 (601,277) (601,277
                                                                          )
                ---------  ------   -------   ------- ------------ --------
Balances,
December 31,
1998            8,494,000   8,494   906,860              (695,509)  219,845

Common shares
issued in 1999
to:
Officers and
directors for
services          134,500     135   134,365                         134,500
Consultants for
services          266,710     266   286,444                         286,710
Others for cash
                  542,950     543   542,407                         542,950
Less offering
costs                             (177,700)                        (177,700
                                                                          )
Net loss                                                 (919,389) (919,389
                                                                          )
                ---------  ------ ---------   ------- ------------ --------
Balances,
December 31,
1999            9,438,160  $9,438 1,692,376        $- $(1,614,898)  $86,916
                =========  ====== =========   ======= ============ ========

                     See notes to financial statements

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

                                                                  From
                                                                Inception
                                                                   to
                                                                December
                                             Year Ended            31,
                                          1999        1998        1997
Operating activities:
Net loss                              $ (919,389)  $ (601,277)  $ (94,232)
Depreciation                               26,462        8,012       1,750
Expenses reimbursed with stock            401,210      483,354      31,200
Change in operating assets:
Decrease in prepaid expenses                1,000      (1,000)
Change in operating liabilities:
Increase in accounts payable               31,699        7,319
Increase in accrued expenses                5,640
Increase in accrued interest                5,100
                                      -----------   ----------  ----------
Net cash used by operating
activities                              (448,278)    (103,592)    (61,282)
                                      -----------   ----------  ----------
                                                                         -
Investing activities:
Purchase of equipment                   (102,708)      (8,746)     (8,749)
Patent costs                             (35,400)     (52,090)     (8,548)
                                      -----------   ----------  ----------
Net cash used in investing
activities                              (138,108)     (60,836)    (17,297)
                                      -----------   ----------  ----------
Financing activities:
Payment by founding shareholder
of stock subscription receivable                        36,836      83,164
Payments on lease purchase obligation
                                          (3,718)
Sale of common stock                      542,950       93,300       3,500
Offering costs paid with cash            (13,700)     (10,000)
Advances from founding shareholder
for stock                                               50,000
Loan from founding shareholder             51,000
                                       ----------   ----------  ----------
Net cash provided by financing
activities                                576,532      170,136      86,664
                                       ----------   ----------  ----------
Net increase (decrease) in cash           (9,854)        5,708       8,085
Cash, beginning                            13,793        8,085           -
                                       ----------   ----------  ----------
Cash, ending                              $ 3,939     $ 13,793     $ 8,085
                                       ==========   ==========  ==========
Non-cash financing and investing
activities:
Exchange of stock for offering costs     $ 20,000    $ 134,000
                                       ==========    =========
Equipment purchased through lease
purchase obligation                                    $ 5,246
                                                   ===========
Settlement of shareholder advances
with stock                                            $ 50,000
                                                    ==========

                    See notes to financial statements

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Nature of business. The Company is a development stage enterprise and, therefore, as of December 31, 1999, has not commenced business operations. The Company was incorporated in 1996, for the purpose of developing biometric equipment and related software to store and retrieve data of medical laboratory testing. The Company is in the research and development phase of testing its technical equipment and software. The Company's future operations could be affected by adverse changes in local and national economic conditions. (See Note 3.)

Offering costs. The Company has offered its unregistered common stock to the public in offerings intended to be exempt from registration with the United States Securities and Exchange Commission (SEC) pursuant to Rule 504 promulgated under the Securities Act of 1933. The costs of the offerings have been offset against the proceeds to date.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.

Equipment, depreciation and amortization. Equipment is stated at cost. Depreciation and amortization is provided by an accelerated method over the estimated useful live of the assets.

Stock  compensation  awards.   The Company has adopted  Financial  Accounting
Standard Board Statement No. 123 Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards. (See Note 6.)

Patent costs. Cost associated with patents and patents pending are deferred and amortized based on the lives of patents granted. In the event patent applications are denied or abandoned, such costs are written off. For patents granted late in the year, amortization begins in the following year.

Advertising costs.   Advertising costs are expensed when incurred and totaled
$57,546 and $22,693 for 1999 and 1998.

Loss  per  share.   Loss per share is computed based on the weighted  average
number of shares outstanding for the periods presented.

2.Related party transactions:

In May 1998, Dr. James E. Beecham (Chairman of the Board of Directors and majority shareholder and president of the Company) licensed to the Company the rights associated with two U.S. patents pending. The licenses are irrevocable until May 14, 2008. Dr. Beecham has also agreed to extend the licenses for an additional eight years depending upon performance. In consideration for the assignment of rights, Dr. Beecham will receive a royalty of 3% of the first $10 million, 2% of $10 to $25 million, and 1% in excess of $25 million in gross revenues to the Company from the manufacture, use, sale or operation of the products and services.

In December 1998, the Company signed a consultant agreement with Protocol Services, A.V.V. providing for payment to the consultant of 10% of the gross proceeds from any sales or business generated by the consultant. The Company issued 50,000 shares of restricted stock valued at $1 per share. An additional 25,000 shares are to be issued under terms of the agreement at a value to be determined. The length of the contract is interminable but may be terminated at any time by the Company for just cause.

In November 1999, the Chairman loaned the Company $51,000 dollars at 10% annually. Interest payments are due annually with principal balance due in its entirety in 2004.

During early 1999, the Company issued 129,500 shares of its common stock to its officers/directors valued at $1 per share as compensation.

3. Going concern contingency:

The Company's ability to complete certain research projects and development of its equipment and software development is dependent upon obtaining additional equity or debt financing. This condition could prevent the Company from commencing business operations and continuing as a going concern. The balance sheet, however, has been prepared assuming the Company will continue as a going concern, and it reflects no adjustments that might result from the outcome of this uncertainty. However, because of this uncertainty, no effect has been given in the balance sheet to any future income tax benefit of the loss recorded to date. The Company has a net operating loss carry forward expiring in year 2019 available to reduce future income tax expense in the amount of approximately $1,600,000.

Management expects to raise additional equity capital by offering its common stock for sale to investors through private placement or by registration with the SEC under the Securities Act of 1933 or obtain debt financing to complete its research projects and equipment and obtain the related additional patents. Management expects that the Company's medical data management equipment, when completed, will have a wide range of applications in medical testing data storage. Management's ability to effectively implement its plans could have a material and adverse effect upon the Company's business, financial condition and future operations.

5.                     Lease commitment:

The Company leases office space under a term expiring December 31, 2000, with an option to renew for an additional three years. Future annual minimum lease payments are $16,150.

6.                     Stock option plan:

The Company adopted a stock option plan which reserves for issuance an aggregate of 1,500,000 shares of common stock. No options have been granted to date.

7.                     Subsequent event:

Subsequent to December 31, 1999, the Company issued 700,000 and 1,020,000 shares of common stock to consultants for services registered with the SEC through the filing of Forms S-8 on January 26, and March 24, 2000, at market values ranging between $1.27 and $1.64 per share. The Company has also issued 372,500 shares under Rule 144 restricted common shares for services at market values ranging between $1.47 and $2.26 per share.