Form 10QSB
period 2000-03-31
ANONYMOUS DATA CORP
filed 2000-05-22
CIK 1077150

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2000   Commission file number   000-25523




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

                          Yes               No    X


     As of March 31, 2000, there were 11,530,660 shares of common stock outstanding.

                         ANONYMOUS DATA CORPORATION
                            FOR THE QUARTER ENDED
                               MARCH 31, 2000


                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheets as of March 31, 2000                    3
               and December 31, 1999

               Statement of Stockholders' Equity
               for the three months ended March 31, 2000              4

               Income Statements for the three-month period
               ended March 31, 2000 and March 31, 1999                5

               Statements of Cash Flow for the three-month            6
               period ended March 31, 2000 and March 31, 1999

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      9

     Item 2.   Changes in Securities                                  9

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      9

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       10

     Item 5.   Other Information                                      10

     Item 6.   Exhibits and Reports of Form 8-K                       10

     SIGNATURES                                                       11


                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                               BALANCE SHEETS
                    MARCH 31, 2000 AND DECEMBER 31, 1999

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                   ASSETS
                                        March 31, 2000      December, 31, 1999
                                           (unaudited)
Current assets:
  Cash                                       $   18,071            $  3,939
  Prepaid expenses                              646,920
                                      -----------------     ----------------
                                                664,991               3,939

 Furniture, fixtures and equipment              127,930             125,449
 Accumulated depreciation                       (36,224)            (36,224)
                                      -----------------     ----------------
                                                 91,706              89,225

Unamortized patent costs                         96,415              96,038
                                     ------------------      --------------
                                               $853,112             189,202
                                      ================      ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $   37,190              37,569
 Payroll taxes payable                           7,089               7,089
 Accrued interest, officer                       5,100               5,100
 Other                                             605               1,528
                                      ----------------      --------------
                                                49,984              51,286
Long-term debt, officer                        148,000              51,000
                                      ----------------      --------------
Total liabilities                              197,984             102,286
                                     -----------------      --------------
Stockholders' equity:
 Common stock, $.001 par, 100,000,000 shares
 authorized, 11,531,000 shares issued and
 outstanding                                    11,531               9,438

 Preferred stock, $.001 par, 25,000,000 shares authorized, none issued and outstanding

 Additional paid-in capital                  4,738,664           1,692,376

 Deficit accumulated during
development stage                           (4,095,067)         (1,614,898)
                                      ----------------      --------------
                                               655,128              86,916
                                      ----------------      --------------
                                              $853,112            $189,202
                                              ======              =======


                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000


                         Common Stock        Additional   Accumulated
                    Shares       Par Value  Paid-In Capital Deficit    Total
                   -----------   --------   -----------  ----------  --------
Balance 12-31-99    $9,438,160     $9,438    $1,692,376 $(1,614,898)  $86,916
Shares Issued To:
  Consultants for
services             2,092,500      2,093     3,046,288             3,048,381
 Net loss                                                (2,480,169)(2,480,169)
                   -----------     ------   -----------  ----------  ---------
Balance 3-31-00    $11,530,660    $11,531    $4,738,664 $(4,095,067)  $655,128
                    ==========  =========    ==========    ========   ========

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                              INCOME STATEMENTS
     FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                 (unaudited)


                                               2000              1999
Operating costs and expenses:

  Research and development                    $2,407,311         $217,642

  Administrative                                  75,333          335,464
                                             -----------     ------------
                                               2,482,644          553,106
                                             -----------    -------------

Income, other                                      2,475            1,510
                                             -----------     ------------
Net loss                                     $(2,480,169)       $(551,596)
                                             ------------   -------------

Loss per share                                     (0.24)           (0.06)
                                               =========         =========
Weighted average of number of shares
outstanding                                   10,386,077        9,079,260
                                               =========         =========

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                          STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                  2000           1999
                                              (unaudited)
Operating activities:

       Net loss                                 $(2,480,169)       $(551,596)

       Expenses reimbursed with stock             3,048,381          376,210

     Change in operating assets:

       Increase in employee advances                                 (2,300)

       Increase in prepaid expenses                (646,920)         (2,750)

       Decrease in deferred offering costs                          144,000

     Change in operating liabilities:

       Decrease in accounts payable                   (378)
                                           ----------------       ----------
     Net cash used by operating activities         (79,086)          (36,436)
                                           ---------------    --------------
     Investing activities:

       Purchase of equipment                        (2,481)           (6,025)

       Patent costs                                   (377)          (12,988)
                                           ---------------     --------------
       Net cash used in investing activities        (2,858)          (19,013)
                                           ---------------      ------------
     Financing activities:

       Payments on lease purchase obligation         (924)            (1,757)

       Sale of common stock                                          365,250

       Loan from principal shareholder             97,000
                                             ------------      -------------
       Net cash provided by financing
     activities                                    96,076            363,493
                                             ------------     --------------

     Net increase in cash                          14,132            308,044

     Cash, beginning                                3,939             13,793
                                             ------------     --------------
     Cash, ending                                  18,071            321,837
                                            =============      =============

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

   Nature of business. The Company is a development stage enterprise and, therefore, as of March 31, 2000, has not commenced business operations. The Company was incorporated in 1996, for the purpose of developing biometric equipment and related software to store and retrieve date of medical laboratory testing. The Company is in the research and development phase of testing its technical equipment and software. The Company's future operations could be affected by adverse changes in local and national economic conditions. (See Note 3.)

   Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. For further information, please refer to the financial statements of Anonymous Data Corporation (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"), previously filed with the Securities and Exchange Commission.

   Offering costs. The Company has offered its unregistered common stock to the public in offerings intended to be exempt from registration with the United States Securities and Exchange Commission (SEC) pursuant to Rule 504 promulgated under the Securities Act of 1933. The costs of the offerings have been offset against the proceeds to date.

   Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future proceeds.

   Equipment, depreciation and amortization. Equipment is stated at cost. Depreciation and amortization is provided by an accelerated method over the estimated useful live of the assets.

   Stock compensation awards. The company has adopted Financial Accounting Standard Board Statement No. 123 Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards. (See Note 5.)

   Patent costs. Cost associated with patents and patents pending are deferred and amortized based on the lives of patents granted. In the event patent applications are denied or abandoned, such costs are written off. For patents granted late in the year, amortization begins in the following year.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.      Summary of significant accounting policies (Continued):

   Loss per share. Loss per share is computed based on the weighted average number of shares outstanding for the periods presented.

2.   Related party transactions:

   Dr. James E. Beecham (Chairman of the Board of Directors and majority shareholder and president of the Company) has licensed to the Company the rights associated with two U.S. patents pending. The licenses are irrevocable until May 14, 2008. Dr. Beecham has also agreed to extend the licenses for an additional eight years depending upon performance. In consideration for the assignment of rights, Dr. Beecham will receive a royalty of 3% of the first $10 million, 2% of $10 to $25 million, and 1% in excess of $25 million in gross revenues to the Company from the manufacture, use, sale or operation of the products and services.

   The Chairman has loaned the Company an additional $97,000 for a total of $148,000 dollars at 10% annually. Interest payments are due annually with principal balance due in its entirety at the five year maturity date.

   During early 1999, the Company issued 129,500 shares of its common stock valued at $1 per share to its officers/directors as compensation.

3.   Prepaid expenses:

   Prepaid expenses represents the unamortized portion of future services to be rendered through January 31, 2001 by consultants who received the
   Company's        common       shares       for       such         services
                                                         $646,920
                                                          =======

4.   Going concern contingency:

   The Company's ability to complete certain research projects and development of its equipment and software development is dependent upon obtaining additional equity or debt financing. This condition could prevent the Company from commencing business operations and continuing as a going concern. The balance sheet, however, has been prepared assuming the Company will continue as a going concern, and it reflects no adjustments that might result from the outcome of this uncertainty. However, because of this uncertainty, no effect has been given in the balance sheet to any future income tax benefit of the loss recorded to date. The Company has a net operating loss carryforward expiring in year 2019 available to reduce future income tax expense in the amount of approximately $1,600,000.

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

Overview

     Anonymous Data Corporation, a Nevada corporation (the "Company" or "ADC") formed in November 1996, is a development stage enterprise engaged in the business of data management using a biometric identification system. The biometric identification system; (i) archives individual data, such as medical educational information, for access by registered users through rapid sorting using scanning of a portion of their anatomy as a preliminary search method; and, (ii) permits a second method of identification of individuals volunteering for payment as plasma donors.

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

     We have developed a plan and are in the process of developing a method for providing services and products worldwide based on our exclusive patent licenses. We plan to offer these products as turnkey systems and also to offer services directly to subscribers domestically and abroad

Results  of Operations for the three months ended March 31, 2000  and  March
31, 1999
(unaudited)

     Total operating expenses from continuing operations were $2,482,644 for the three months ended March 31, 2000 compared to $553,106 for the three months ended March 31, 1999. Operating expenses for the three months ended March 31, 2000 includes $2,401,997 expense related to the value of Company shares issued to consultants for services. Utilizing an average daily calculation of operating expenses of $27,282 for the period ending March 31, 2000, and an average daily calculation of operating expenses of $6,146 for the period ending March 31, 1999, this represented a 588% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of March 31, 2000 and March 31, 1999 (Unaudited)

     As of March 31, 2000, the Company's assets were $853,112 and its liabilities were $197,984, resulting in an excess of assets of $655,128. The assets include prepaid expenses of $646,920 representing the unamortized portion of future services to be rendered through January 31, 2001 by consultants who received the Company's common shares for such service. Cash was $18,071 at March 31, 2000 as compared to cash of $324,137 on March 31, 1999, a decrease of $306,066. This represented a 94% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

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


ANONYMOUS DATA CORPORATION
(Registrant)



By:/s/ James Beecham
    James E. Beecham
     President

Date: May 19, 2000