Form 10QSB
period 2000-06-30
ANONYMOUS DATA CORP
filed 2000-08-14
CIK 1077150

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 2000    Commission file number   000-25523




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

                             Yes     X       No


      As of June 30, 2000, there were 11,530,660 shares of common stock outstanding.

                         ANONYMOUS DATA CORPORATION
                            FOR THE QUARTER ENDED
                                JUNE 30, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheets as of June 30, 2000
               and December 31, 1999                                   3

               Income Statements for the three-month periods
               ended June 30, 2000 and June 30, 1999                   4

               Income Statements for the six-month periods
               ended June 30, 2000 and June 30, 1999                   5

               Statement of Stockholders' Equity
               for the six months ended June 30, 2000                  6

               Statements of Cash Flow for the six-month
               periods ended June 30, 2000 and June 30, 1999           7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            8-12

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       13

     Item 2.   Changes in Securities                                   13

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       13

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        13

     Item 5.   Other Information                                       13

     Item 6.   Exhibits and Reports of Form 8-K                        13

     SIGNATURES                                                        14

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                               BALANCE SHEETS

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                              ASSETS
                                        June 30, 2000       December 31, 1999
                                           (unaudited)
Current assets:
  Cash                                       $   12,982          $  3,939
  Prepaid expenses                              445,569
                                        --------------      -------------
                                                458,551             3,939

 Furniture, fixtures and equipment              160,554           125,449
 Less accumulated depreciation                  (49,455)          (36,224)
                                        ----------------    -------------
                                                111,099            89,225

Unamortized patent costs                        103,979            96,038
                                   -------------------      -------------
                                               $673,629          $189,202
                                      ================      ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $     1,908          $ 37,569
 Payroll taxes payable                            7,089             7,089
 Accrued interest, officer                       13,500             5,100
 Other                                                              1,528
                                       ---------------      -------------
                                                 22,497            51,286
Long-term debt, officer                         240,500            51,000
                                       ----------------     -------------
Total liabilities                               262,997           102,286
                                       ----------------     -------------
Stockholders' equity:
 Common stock, $.001 par,
 100,000,000 shares
 authorized, 11,530,660
 shares issued and outstanding                  11,531             9,438

 Preferred stock, $.001 par, 25,000,000
 Shares authorized, none issued
 and outstanding

 Additional paid-in capital                  4,738,664         1,692,376

 Deficit accumulated during development
 stage                                      (4,339,563)       (1,614,898)
                                       ---------------      ------------
                                               410,632            86,916
                                       ---------------      ------------
                                              $673,629          $189,202
                                       ===============      ============

                     See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                              INCOME STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (unaudited)


                                               2000                 1999
Operating costs and expenses:

  Research and development               $    201,352             $  23,828

  Administrative                               21,339               139,821

  Depreciation                                 13,231

  Interest                                      8,574
                                        -------------          ------------
                                              244,496               163,649
                                        --------------         ------------

Income, other                                      --                 5,668
                                        --------------         ------------
Net loss                                 $   (244,496)            $(157,981)
                                        --------------         -------------

Loss per share                                  (0.02)                (0.02)
                                        =============          ============
Weighted average of number of shares
outstanding                                10,786,374             9,413,160
                                        =============          ============

See notes to financial statements.

            ANONYMOUS DATA CORPORATION ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                              INCOME STATEMENTS
 FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (unaudited)


                                               2001            1999
Operating costs and expenses:

  Research and development              $2,606,481           $228,394

  Administrative                            98,854            488,360

  Depreciation                              13,231

  Interest                                   8,574
                                      ------------          ---------
                                        $2,727,140           $716,754
                                      ------------          ---------

Income, other                                2,475              7,177
                                      ------------          ---------
Net loss                               $(2,724,665)        $(709,577)
                                      ------------          ---------

Loss per share                               (0.03)            (0.08)
                                      ============         ==========
Weighted average of number
of shares outstanding                   10,786,374          9,222,360
                                      ============         ==========

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                   FOR THE SIX MONTHS ENDING JUNE 30, 2000


                         Common Stock       Additional    Accumulated
                        Shares  Par Value Paid-In Capital  Deficit    Total
                    -----------   ------  -----------  -----------   --------
Balance 12-31-99      9,438,160   $9,438   $1,692,376  $(1,614,898)  $86,916
Shares issued to
  consultants for
  services            2,092,500    2,093    3,046,288              3,048,381
 Net loss                                              (2,724,665)(2,724,665)
                    -----------   -------  ----------  ----------  ---------
Balance 6-30-00      11,530,660   $11,531  $4,738,664 $(4,339,563)  $410,632
                     ========== =========  ==========  ==========   ========

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                          STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                              2000                  1999
                                           (unaudited)
Operating activities:

  Net loss                              $ (2,724,665)            $(709,577)

  Expenses reimbursed with stock           3,048,381               376,210

  Depreciation                                13,231

  Change in operating assets:

  Increase in other assets                                          (2,750)

  Increase in prepaid expenses             (445,569)

  Change in operating liabilities:

  Decrease in accounts payable              (35,661)

  Increase in accrued interest                8,400
                                        ------------         --------------
Net cash used by operating activities      (135,883)              (336,117)
                                        ------------         --------------
Investing activities:

  Purchase of equipment                     (35,105)                (9,741)

  Patent costs                               (7,941)               (23,465)

  Deferred offering costs                                           144,000
                                        -----------           -------------
  Net cash used in investing activities     (43,046)                110,794
                                        ------------          -------------
Financing activities:

  Payments on lease purchase obligation      (1,528)                (3,928)

  Sale of common stock                      365,250

  Loan from principal shareholder           189,500
                                        -----------           -------------
  Net cash provided by financing
  activities                                187,972                 361,322
                                        -----------           -------------
Net increase in cash                          9,043                 135,999

Cash, beginning                               3,939                  13,793
                                        -----------           -------------
Cash, ending                                 12,982                 149,792
                                        ===========           =============

                     See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Nature of business. The Company is a development stage enterprise and, therefore, as of June 30, 2000, has not commenced business operations. The Company was incorporated in 1996, for the purpose of developing biometric equipment and related software to store and retrieve data of medical laboratory testing. The Company is in the research and development phase of testing its technical equipment and software. The Company's future operations could be affected by adverse changes in local and national economic conditions. (See Note 3.)

Basis of presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the financial statements and related notes, that appear in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1999. The balance sheet at June 30, 2000, was derived from the audited financial statements included in that report.

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

The Chairman has loaned the Company during the three months ended March 31, 2000, $92,500 at 10% annually. Interest payments are due annually with principal balance due in its entirety at the five year maturity date.

During early 1999, the Company issued 129,500 shares of its common stock valued at $1 per share to its officers/directors as compensation.

3.   Common stock issuances:

      For the current period, the Company issued 2,092,500 shares for services. Of these 1,720,000 shares previously registered using Form S-8 were issued to employees under established stock based employee benefit programs. Accordingly, these shares were valued at market value on the date of grant. The Company also issued 372,500 restricted shares to others for services pursuant to Rule 144, which were valued based on the market value of the term of grant, less a 15% discount. Of those shares issued to employees, 550,000 shares were issued for future services. Of those shares issued under Rule 144, 35,000 shares were issued for future services. Prepaid expenses represents the unamortized portion of future services to be rendered through January 31, 2001, and is a result of these grants.

4.   Going concern contingency:

The Company's ability to complete certain research projects and development of its equipment and software development is dependent upon obtaining additional equity or debt financing. This condition could prevent the Company from commencing business operations and continuing as a going concern. The balance sheet, however, has been prepared assuming the Company will continue as a going concern, and it reflects no adjustments that might result from the outcome of this uncertainty. However, because of this uncertainty, no effect has been given in the balance sheet to any future income tax benefit of the loss recorded to date. The Company has a net operating loss carryforward as of December 31, 1999, expiring in year 2019 available to reduce future income tax expense in the amount of approximately $1,600,000.

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

5.      Subsequent event:

Subsequent to June 30, 2000, the Company issued 310,500 shares of registered common stock as compensation to employees including 300,000 shares to directors.

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

Results of Operations for the three and six months ended June 30, 2000 and June 30, 1999
(unaudited)

     Total operating expenses from continuing operations were $244,496 for the three months ended June 30, 2000 compared to $163,649 for the three months ended June 30, 1999. Operating expenses for the three months ended June 30, 2000 includes $201,351 expense related to the value of Company shares issued to consultants for services. Utilizing an average daily calculation of operating expenses of $2,687 for the period ending June 30, 2000, and an average daily calculation of operating expenses of $1,798 for the period ending June 30, 1999, this represented a 49% increase in average daily operating expenses.
     Total operating expenses from continuing operations were $2,727,140 for the six months ended June 30, 2000, compared to $716,754 for the six months ended June 30, 1999. Operating expenses for the six months ended June 30, 2000, includes $2,603,348 expense related to the value of company shares issued to consultants for services. Utilizing an average daily calculation of operating expenses of $14,984 for the period ending June 30, 2000, and an average daily calculation of operating expenses of $3,960 for the period ending June 30, 1999, this represents a 253% increase in average daily operating expenses.

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

Liquidity and Capital Reserves

As of June 30, 2000 and June 30, 1999 (Unaudited)

     As of June 30, 2000, the Company's assets were $673,629 and its liabilities were $262,997, resulting in an excess of assets of $410,632. The assets include prepaid expenses of $445,569 representing the unamortized portion of future services to be rendered through January 31, 2001 by consultants who received the Company's common shares for such service. Cash was $12,982 at June 30, 2000 as compared to cash of $149,792 on June 30, 1999, a decrease of $136,810. This represented a 91% decrease in available cash. This decrease was primarily the result of an increase in operating expenses.

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


ANONYMOUS DATA CORPORATION
(Registrant)



By:/s/ James E. Beecham
    James E. Beecham
     President

Date: August 11, 2000