Form 10QSB
period 2000-09-30
ANONYMOUS DATA CORP
filed 2000-11-20
CIK 1077150

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  September 30, 2000   Commission file number  000-25523




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

                               Yes    X     No


   As of September 30, 2000, there were 12,158,600 shares of common stock outstanding.

                         ANONYMOUS DATA CORPORATION
                            FOR THE QUARTER ENDED
                             SEPTEMBER 30, 2000

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheets as of September 30, 2000
               and December 31, 1999                                   3
               Income Statements for the three-month periods
               ended September 30, 2000 and September 30, 1999         4

               Income Statements for the nine-month periods
               ended September 30, 2000 and September 30, 1999         5

               Statement of Stockholders' Equity
               for the nine-months ended September 30, 2000            6

               Statements of Cash Flow for the nine-month periods ended September 30, 2000 and September 30, 1999 7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            8-12

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       13

     Item 2.   Changes in Securities                                   13

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       13

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        13

     Item 5.   Other Information                                       13

     Item 6.   Exhibits and Reports of Form 8-K                        13

     SIGNATURES                                                        14

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                               BALANCE SHEETS

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                              ASSETS
                                                September 30,    December 31,
                                                     2000            1999
                                                 (unaudited)
Current assets:
 Cash                                                $ 5,371         $ 3,939
 Prepaid expenses                                    275,408
                                                     280,779           3,939

Furniture, fixtures and equipment                    292,969         125,449
Less accumulated depreciation                      (56,070 )        (36,224)
                                                   ---------        --------
                                                     236,899          89,225

Unamortized patent costs                             113,536          96,038
                                                   ---------       ---------
                                                     631,214         189,202
                                                  ==========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     37,569
 Payroll taxes payable                                 6,623           7,089
 Accrued interest, related party                      20,850           5,100
 Other                                                                 1,528
                                                  ----------       ---------
                                                      27,473          51,286

Long-term debt, related party                        350,906          51,000
                                                  ----------       ---------
Total liabilities                                    378,379         102,286
                                                  ----------       ---------
Stockholders' equity:
 Common stock, $.001 par, 100,000,000 shares
 authorized, 12,158,160 shares issued
and outstanding                                       12,158           9,438

 Preferred stock, $.001 par, 25,000,000 shares authorized, none issued and outstanding

Additional paid-in capital                         5,558,262       1,692,376

Deficit accumulated during development stage    (5,317,585 )     (1,614,898)
                                                ------------     -----------
                                                     252,835          86,916
                                                ------------     -----------
                                                   $ 631,214       $ 189,202
                                                ============     ===========

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                              INCOME STATEMENTS
                      FOR THE THREE MONTH PERIODS ENDED
                  SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                 (Unaudited)

                                                     2000           1999
Operating costs and expenses:
 Research and development                          $ 882,404         $ 7,859
 Administrative                                       81,528          95,551
 Depreciation                                          6,615
 Interest                                              7,746             685
                                                 -----------      ----------

                                                     978,293         104,095

Income, other                                                          3,109
                                                 -----------      ----------

Net loss                                         $ (978,293)     $ (100,986)
                                                ============     ===========

Loss per share                                      $ (0.09)        $ (0.01)
                                               =============     ===========

Weighted average of number of
shares outstanding                                11,154,246       9,413,160
                                               =============     ===========

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                              INCOME STATEMENTS
                      FOR THE NINE MONTH PERIODS ENDED
                  SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                 (Unaudited)


                                                     2000           1999

Operating costs and expenses:
 Research and development                        $ 3,488,885       $ 236,253
 Administrative                                      180,380         583,912
 Depreciation                                         19,846
 Interest                                             16,051             685
                                                ------------     -----------
                                                   3,705,162         820,850

Income, other                                          2,475          10,286
                                                ------------     -----------

Net loss                                       $ (3,702,687)     $ (810,564)
                                               =============     ===========

Loss per share                                      $ (0.33)        $ (0.09)
                                               =============     ===========

Weighted average of number of
shares outstanding                                11,154,246       9,222,360
                                               =============     ===========

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                      STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000
                                 (Unaudited)


                     Common Stock       Additional  Accumulated
                  Shares   Par Value Paid-In Capital  Deficit       Total
Balance,
December 31,
1999             9,438,160  $ 9,438  $ 1,692,376   $ (1,614,898)    $ 86,916

Shares issued
to consultants
for services     2,705,000    2,705    3,835,901                   3,838,606

Shares issued
to employees
for services        15,000       15       29,985                      30,000

Net loss                                             (3,702,687) (3,702,687)
               -----------  -------   ----------   ------------- -----------
Balance,
September 30,
2000            12,158,160 $ 12,158  $ 5,558,262   $ (5,317,585)   $ 252,835
              ============ ========  ===========   ============= ===========

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                          STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                            AND SEPTEMBER 30, 1999


                                                     2000           1999
                                                 (unaudited)
Net cash used by operating activities            $ (111,928)     $ (437,103)

Investing activities:
 Purchase of equipment                            (167,520 )        (44,946)
 Patent costs                                      (17,498 )        (31,100)
 Deferred offering costs                                             144,000
                                               -------------   -------------

Net cash used in investing activities              (185,018)          67,954

Financing activities:
 Payments on lease purchase obligation               (1,528)         (5,247)
 Sale of common stock                                                365,250
 Loan from officer/principal shareholder             299,906
                                               -------------   -------------

Net cash provided by financing activities            298,378         360,003
                                               -------------   -------------

Net increase in cash                                   1,432         (9,146)

Cash, beginning                                        3,939          13,793
                                               -------------   -------------

Cash, ending                                         $ 5,371         $ 4,647
                                               =============   =============

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS

1.   Basis of presentation.

The  accompanying  unaudited  financial  statements  have  been  prepared  in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the financial statements and related notes, that appear in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The balance sheet at December 31, 1999, was derived from the audited financial statements included in that report.

2.   Related party transactions:

The Chairman has loaned the Company during the nine months ended September 30, 2000, $299,906 at 10% annually. The balance due at September 30, 2000 is $350,906 plus accrued interest of $20,850. Interest payments are due annually with principal balance due in its entirety at the five year maturity date.

3.   Common stock issuances:

For the period ended September 30, 2000, the Company issued 2,720,000 shares for services. Of these, 1,720,000 shares previously registered using Form S-8 were issued to employees and consultants under established stock based employee benefit programs. Accordingly, these shares were valued at market value on the date of grant. The remaining shares issued by the Company (1,000,000) are restricted shares to others for services pursuant to Rule 144, which were valued based on the market value at the time of grant, less a 10% discount. Prepaid expenses in the amount of $275,408 represents the unamortized portion of future services to be rendered through January 31, 2001.

4.   Going concern contingency:

The Company's ability to complete certain research projects and development of its equipment and software development is dependent upon obtaining additional equity or debt financing. This condition could prevent the Company from commencing business operations and continuing as a going concern. The financial statements, however, have been prepared assuming the Company will continue as a going concern and reflect no adjustments that might result from the outcome of this uncertainty. However, because of this uncertainty, no effect has been given in the balance sheet to any future income tax benefit of the loss recorded to date.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS

4.   Going concern contingency (continued):

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

Item 2.    Management's Discussion and Analysis or Plan of Operations.

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

Background

We have obtained rights to a method of linking files of archived data to the anatomy of an individual. This method allows the search function for records to be more rapid and accurate and re-checked according to the name of the individual. We have spent $281,438 during 1999 and $3,488,885 through September 30, 2000 toward research and development toward the refinement of our biometric individual data identification system.

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

Plan of Operation over the Next 12 Months

The patented applications, in non-U.S. territories, are used to collect medical specimens in containers labeled by "biometric index". For example, a biometric index may be obtained from the scan of a fingerprint and/or the scan of the iris of the eye of the specimen donor. After testing in a certified laboratory, the test data is stored electronically under linkage to that same personal biometric index. Access to such "biometrically" stored information is controlled by the re-scan of the specimen donor. Since viewing the data requires "unlocking" the computer file by scanning the same fingerprint and/or eye as was used for sending the specimen to the lab in the first place, our system provides the secure protection of the donors sample and limits mistakes that are sometimes made in the donation process.

We have developed a plan and are in the process of developing a method for providing services and products worldwide based on our exclusive patent licenses. These products are being offered as turnkey systems and we are also offering services directly to subscribers domestically and abroad.

Financing and Liquidity

As of September 30, 2000 and September 30, 1999 (Unaudited)

As of September 30, 2000, the Company's assets were $631,214 and its liabilities were $378,379, resulting in an excess of assets of $252,835. The assets include prepaid expenses of $256,702 representing the unamortized portion of future services to be rendered through January 31, 2001 by consultants who received the Company's common shares for such service. Cash was $5,731 at September 30, 2000 as compared to cash of $3,939 on September 30, 1999, an increase of $1,792. This increase was primarily the result of additional loans by the chairman.

Prior to the year 2000, the Company has funded its deficit cash flow from private placements of the Company's common stock. It is anticipated that proceeds from loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

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


PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

The Company recently settled a suit filed on January 14, 2000, by Asia Pacific, Inc., a Nevada Corporation, dba Laser Barcode Solutions, which was filed in District Court in Clark County, Nevada, Case Number A413603 Department XII against Anonymous Data Corporation and the President James Beecham claiming Breach of Contract, Tortious Breach of Contract and Negligent/Intentional Misrepresentation.

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

Date: November 17, 2000