Form 10KSB
period 2000-12-31
ANONYMOUS DATA CORP
filed 2001-05-01
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: December 31, 2000

                     Commission File Number: 000-25523

                        ANONYMOUS DATA CORPORATION
           (Exact name of registrant as specified in our charter)

Nevada                                                 86-0857752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

2780 South Jones
Las Vegas, Nevada                                      89146
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number including area code: (702) 933-3713

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

     Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on
March   31,  2001,  was  12,895,303  shares,  held  by  approximately   119
stockholders.

                        ANONYMOUS DATA CORPORATION
                        FOR THE FISCAL PERIOD ENDED
                             December 31, 2000

                              Index to Report
                              on Form 10-KSB


PART I                                                                 Page

Item      1.  Business                                                   2-6
Item      2.  Properties                                                   6
Item      3.  Legal Proceedings                                            6
Item      4.  Submission of Matters to a Vote of Security Holders          6

PART II

Item      5.  Market for Registrant's Common Equity
              and Related Stockholder Matters                              7
Item      6.  Management's Discussion and Analysis of Financial Condition
              and Results of Operation                                   7-9
Item      7.  Financial Statements and Supplementary Data                  9
Item      8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                     9

PART III

Item      9.  Directors and Executive Officers of the Registrant        10-11
Item      10. Executive Compensation                                    11-13
Item      11. Security Ownership of Certain Beneficial
              Owners and Management                                        13
Item      12. Certain Relationships and Related Transactions            13-14

PART IV

Item      13. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                          14

Signatures                                                                 15

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under
Item  1  and set forth in the "Management's Discussion and Analysis"  under
Item 6.

    In this form 10-KSB references to "the Company", "ADC", "we", "us", and "our" refer to ANONYMOUS DATA CORPORATION.

PART I

ITEM 1.   BUSINESS

Overview

     Anonymous Data Corporation, a Nevada corporation formed in November 1996, is a development stage company engaged in the business of data management using a biometric identification system. The biometric identification system; (i) archives individual data, such as medical educational information, for access by registered users through rapid sorting using scanning of a portion of their anatomy as a preliminary search method; and, (ii) permits a second method of identification of individuals volunteering for payment as plasma donors.

     We are currently in the process of searching for a company or companies with which we can either license or enter into a strategic alliance for the purpose of implementing our technology.

     We have obtained rights to a method of linking files of archived data to the anatomy of an individual. This method allows the search function for records to be more rapid and accurate and re-checked according to the name of the individual. We spent $4,568,136 during fiscal 2000 toward research and development toward the refinement of our biometric individual data identification system.

      Since our inception, we have accumulated development stage operating losses in excess of $6.5 million. Our ability to complete certain research projects and the development of equipment and software is dependent upon obtaining additional equity or debt financing. This condition could prevent us from commencing business operations and continuing as a going concern. Our balance sheets have been prepared assuming we will continue as a going concern, and reflect no adjustments that might result from the outcome of this uncertainty.

     Because of this uncertainty, no effect has been given in the balance sheets to any future income tax benefit of the development stage operating losses recorded to date. We have a net operating loss carryforward expiring in year 2020 available to reduce future income tax expense in the amount of approximately $6,500,000.

Background

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

     The patented applications, in non-U.S. territories, may in theory be utilized for collecting medical specimens in containers labeled by "biometric index". For example, a biometric index may be obtained from the scan of a fingerprint and/or the scan of the iris of the eye of the specimen donor. After testing in a certified laboratory, the test data is stored electronically under linkage to that same personal biometric index. Access to such "biometrically" stored information is controlled by the re-scan of the specimen donor. Since viewing the data requires "unlocking" the computer file by scanning the same fingerprint and/or eye as was used for sending the specimen to the lab in the first place, our system provides the secure protection of the donor's sample and limits mistakes that are sometimes made in the donation process.

Status of ADC's Products and Related Software

     We initially designed our ADCNET, a comprehensive software and hardware system, to be generic to support all four of our intended product lines. Namely, 1) Court Mandated Data System, 2) Infectious Disease Education System, 3) Plasma Industry System, and 4) Medical Records Privacy/Genetics Data Security System.

     Each of the four products named above would require a shared database in a Local Area Network (LAN) or a Wide Area Network (WAN) environment. Functionally, each of the systems has an "Enroll," "Recognize," "Print2D bar code control label," and "Enter Results" options.

     During fiscal 2000 we beta tested ADCNET Version .5 as a "Pilot Court Data System" for the American Toxicology Institute, and Las Vegas Family Court. This Version was a LAN between the Court and the Drug Testing Lab. Due to technical difficulties and budget constraints within the Las Vegas Court system, our beta test has been terminated. At this time we are unable to determine when, or if, we will be able to successfully implement our ADCNET program within the Las Vegas Family Court or any other facility.

Strategic Alliances

     Our  success  has  always been dependent upon a  number  of  strategic relationships that we intend to enter into. At present, we have not established relationships with any particular entity. The amount and timing of resources which future strategic partners devote to assisting us will not be within our control. There can be no assurance that strategic partners will perform their obligations as expected or that any revenue will be derived from strategic arrangements. If any of our strategic partners breaches or terminates an agreement with us or otherwise fails to conduct its collaborative activities in a timely manner, the development, commercialization or marketing of the product which is the subject of the agreement may be delayed and we may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or market our products.

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

Product Testing

     FDA REGULATIONS SPECIFY THAT PRODUCTS AND SOFTWARE USED FOR EDUCATIONAL PURPOSES ONLY ARE EXEMPT FROM FDA REGULATION. FURTHERMORE PRODUCTS THAT DO NOT PROVIDE DIAGNOSIS OR TREATMENT ARE EXEMPT AND NOT CONSIDERED A MEDICAL DEVICE. Any development of U.S. market products in line with the issued patents and related software programming domestically will take note of FDA regulations in anticipation of submitting applications for approval to the FDA as necessary.

Suppliers

     Our business strategy has been to combine proprietary technology and products with "best of class" technology and products and design an integrated, seamless product that takes advantage of the quality of our components.

     Hardware Suppliers- Our products and services are not dependent on any one supplier of hardware and will use any off-the-shelf IBM compatible computer available on the market today, i.e.-Compaq, DELL, Gateway, etc. We do not foresee the acquisition of such equipment as a problem and supply should not affect our business in any way.

Software Suppliers

     We primarily use software based on SQL database products designed by VSOP of Nevada.

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

      We are aware of medical data collection, storage and display systems technology entitled "Medical Image Filing Apparatus," and "Health Examination Method and System Using Plural Self-Test Stations and a Magnetic Card." These systems store medical data on magnetic media contained on a card or film.

      Because we are not a testing laboratory we do not compete with laboratory companies.

Developing and Changing Market

     The market for archiving of medical data management is continually evolving and is highly dependent upon changes in the regulation arena. Concern for privacy appears to be a favorable development for us. Changes in technology and regulatory processes, however, may affect the demand for our products, which in turn may cause existing companies in other product lines to shift their emphasis to products similar to our services and products, thus increasing competition.

Intellectual Property

     Two U.S. patents are currently licensed exclusively to us (U.S. 5,876,926 [PCT/ US98/16435] and 5, 897, 989 [PCT/US97/08015]) from our
Chairman, James E. Beecham, MD. The Exclusive Licensee Territorial Agreement, as amended, is for all countries in the world under terms and conditions relating to payment of patent fees, use of the license and payment of royalties. These licenses are exclusive and non-revocable until May 14, 2016 assuming compliance of the parties with the terms. We are required to produce at least $1 million in revenues within the first seven (7) years under the licenses or they will terminate. Pursuant to the License Agreement, a fee will be paid to Dr. Beecham in the form of a royalty of three percent (3%) of the first $10 million gross revenues to us from the manufacture, use, sale or operation of the Products and Services, two percent (2%) of gross revenues which exceed $10 million but are less than $25 million and one percent (1%) of gross revenues which exceed $25 million. We consider these licensed patents to be valuable and of substantial commercial benefit.

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

Government Approvals

     The United States Food and Drug Administration (the "FDA"), is the most stringent regulatory agency for medical devices and claims and may have jurisdiction over one or more of our services and products. Exemptions exist for non-diagnostic and non-treatment data archiving systems. We expect that biometric-based information systems that provide archival non-diagnostic, non-treatment data, will be exempt. However, there can be no guarantee that the governmental regulations will not change in the future. Governmental guidelines for universal and special precautions for handling infectious disease material do not apply to us since we are a medical education and data storage, retrieval and dissemination service. Neither can there be a guarantee that our products or services can successfully compete with those of other competitors, or that the protection provided by the U.S. patents licensed by us will be successful in preventing competitors from offering services or products similar to ours. We further believe that certain of our products and services may not qualify for exemption without FDA pre-market approval. FDA approval should be expedited by our plans to utilize consultants familiar with FDA procedures. There can be no guarantee, however, that these approvals will be received in an expeditious manner.

Employees

      As of December 31, 2000, we had 1 full time employee and 2 part time employees. All employees are located at our headquarters in Las Vegas. None of our employees are subject to any collective bargaining agreement.

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

ITEM 2.   PROPERTIES

     The Company's main offices are located at 2780 South Jones, Las Vegas, Nevada. The facility is a leased 252 square foot facility utilized in the following manner: a) administrative offices, b) professional offices, c) storage, and d) developmental laboratory. The Company feels the office space is adequate for its needs at this time and does not anticipate the need for additional space within the following 12 months. The Company pays rent at the rate of $550 per month. The Company has other tangible property, including computer equipment, proprietary software and biometric prototype.

ITEM 3.   LEGAL PROCEEDINGS

     We may from time to time be involved in routine legal matters incidental to our business; however, at this point in time we are currently not involved in any litigation, nor are we aware of any threatened or impending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 29, 2000, we held our annual stockholders meeting. At the meeting our stockholders voted to elect the current Board of Directors to serve until the next annual meeting and until their successors are elected and qualified and reaffirmed Piercy, Bowler, Taylor & Kern as auditors for fiscal 2001.

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

                     Average Low       Average High
November 1999           $1.63              $3.38
December 1999           $1.25              $2.88
January 2000            $0.94              $3.38
February 2000           $1.56              $3.00
March 2000              $1.38              $3.01
April 2000              $0.78              $2.38
May 2000                $0.69              $1.44
June 2000               $0.59              $1.50
July 2000               $0.75              $2.63
August 2000             $0.69              $1.28
September 2000          $0.63              $1.03
October 2000            $0.22              $0.88
November 2000           $0.19              $0.44
December 2000           $0.09              $0.25

Note: We started trading in November, 1999

     As of March 31, 2001, we had approximately 119 stockholders of the 12,895,303 shares outstanding.

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

Overview

     The Company, which was organized in November 1996, is a Development Stage Enterprise, engaged in the business of marketing services and products related to the management of data based on biometric individual identification. The Company has a limited operating history and has not generated revenues from the sale of any products. The Company initiated a beta testing system at the American Toxicology Institute and in the Las Vegas Family Courts, which has been terminated. Until the installation of the system in Las Vegas, the Company's activities have been limited to the development of prototypes, licensing U.S. patents, evaluating biometric equipment and analyzing the market conditions for the proprietary services and products. Consequently, the Company has incurred the expenses of start-up and patent licensing. Future operating results will depend on many factors, including the ability of the Company to raise adequate working capital, demand for the Company's services and products, the level of competition and the Company's ability to satisfy governmental regulations and deliver company services and products while maintaining quality and controlling costs. The Company's financial statements have been prepared assuming the Company will continue as a going concern.

Results of Operations

     Period from January 1, 2000 to December 31, 2000

      The first years of existence for the Company achieved three main goals: the formation of the Company's organization to pursue its business strategy, development of a production model and achieving the public company status to assist in funding the Company's objectives.

      Revenues. The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, and has yet to generate any revenues. The Company is devoting substantially all of its present efforts to: (1) developing its medical data management products and systems, (2) developing its market, and (3) obtaining sufficient capital to commence full operations.

      General and Administrative. General and administrative, legal and consulting expenses for the year ended December 31, 2000 were $280,551 which was a decrease from the $614,742 for the year ended December 31, 1999. This decrease was primarily the result of decreased expenses related to the restructuring of the Company towards the licensing of its technology or entering into strategic relationships.

      Research and Development. Research and Development expenses were $4,568,136 for the year ended December 31, 2000.

      Net  loss for the Company was $4,889,022 for the year ended  December
31, 2000 as compared to net loss of $919,389 for the year ended December 31, 1999. This increase was the result of increasing software development and related additional expenses in attempting to enhance the technology of the Company.

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

      Over the next twelve months, the Company is attempting to develop a revenue stream by entering into strategic relationships or licensing its technology to its target markets. The Company believes that existing capital and anticipated funds from operations will not be sufficient to sustain operations in the next twelve months. Consequently, the Company will be required to seek additional capital in the future to fund operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on the financial condition of the Company and its Shareholders.

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

     No Changes or disagreements to Report

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

           Name               Age                Title
James E. Beecham, MD          52     Chairman of the Board
William M. Somers, OD         54     Director

Duties, Responsibilities and Experience

James E. Beecham, MD. Founded Anonymous Data Corporation and has served as Chairman of the Board since inception in November of 1996. From 1990 to present Dr. Beecham has been a Physician/Pathologist at Laboratory Medicine Consultants Laboratories, Inc. Dr. Beecham served as Vice President of Laboratory Medicine Consultants Laboratories, Inc., a full service medical laboratory located in Las Vegas, Nevada from its inception until it's sale in 1997. Dr. Beecham is a member of the Board of Directors and full partner in Laboratory Medicine Consultants, Ltd., a medical practice consisting of 12 pathologists located in Las Vegas, Nevada. Dr. Beecham received his medical degree from the University of Florida School of Medicine in 1973. He has been engaged in the full time practice of medicine in the specialty of Pathology since his completion of a residency at the University of North Carolina and University of Washington in 1978. Dr. Beecham spends approximately 25% of his time on ADC related activities.

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

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

Compensation Committee Interlocks and Insider Participation

     The Board of Directors does not have a Compensation Committee. James Beecham, President, oversaw the compensation of our executive officers. Board of Director's Report on Executive Compensation

     General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the fiscal year ended December 31, 2000, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

     Overall Policy; Significant Factors. During fiscal 2000, the compensation decisions made by the Board of Directors in respect of our executive orders were influenced by three major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case by case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

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

Summary Compensation Table
                                                            Long Term
                              Annual Compensation         Compensation

                                                       Restricted
Name and Principal                       Other Annual     Stock
     Position       Year  Salary  Bonus  Compensation    (2)(3)    Options
James   E.  Beecham
(1)                 1996    -0-    -0-        -0-          -0-       -0-
James E. Beecham    1997    -0-    -0-        -0-          -0-       -0-
James E. Beecham    1998    -0-    -0-        -0-          -0-       -0-
James E. Beecham    1999    -0-    -0-        -0-          -0-       -0-
James E. Beecham    2000    -0-    -0-        -0-          -0-       -0-
William M. Somers   1998    -0-    -0-        -0-         1,000      -0-
William M. Somers   1999    -0-    -0-        -0-         9,000      -0-
William M. Somers   2000    -0-    -0-        -0-        100,000     -0-

(1) Beecham purchased 6,000,000 shares of restricted stock in the Company at $.02 per share as the result of his Pre-Incorporation Agreement with the Company.

Compensation of Directors

   All directors will be reimbursed for expenses incurred in attending Board or committee meetings.

Stock Option Plan

     The following descriptions apply to stock option plan which the Company has adopted; however, no options have been granted as of this date.

     The Company reserved for issuance an aggregate of 1,500,000 shares of common stock under a Stock Option Plan (the "Stock Option Plan") and Non-Employee Directors' Plan described below (the "Directors' Plan") which has been adopted by the Company. These plans are intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for the continued success and growth of the Company, to aid in retaining individuals who put forth such efforts, and to assist in attracting the best available individuals to the Company in the future.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

                                          Number          Percent
     Name of Beneficial Owner (1)        of Shares     Of Class (2)
 James E. Beecham, MD                       5,154,643            40%
 William M. Somers, OD                        110,000             0%
 All Directors & Officers as a Group        5,264,643            40%

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

License Agreement. On May 14 1998, the Company entered into an "Exclusive Licensee Territorial Agreement" for two U.S. patents relating to medical biometrics with Dr. James Beecham, Chairman of the Company, in exchange for future royalties in the amount of three percent (3%) of the first $10 million gross revenues to the Company from the manufacture, use, sale or operation of the Products and Services, two percent (2%) of gross revenues which exceed $10 million but are under $25 million and one percent (1%) of gross revenues which exceed $25 million. We are required to produce at least $1 million in gross revenues within seven (7) years or the agreement will terminate. A disinterested Company senior management official approved the agreement which was then ratified by the Board of Directors. The Company believes the agreement is commercially reasonable and generally equivalent to what a third party would receive with no affiliation.

On February 1, 1999, the agreement was amended to include worldwide rights on a country by country basis and extend the term of the agreement to May 14, 2016.

Officer Loans. In November 1999, the Chairman loaned the Company $51,000 at 10% annually. Interest payments are due annually with principal balance due in 2004. As of December 31, 2000 the Chairman's loans to the Company had a balance of $376,906. During 2000, the Company issued 137,134 shares of its common stock, valued at market price, to the Chairman in payment of $30,000 in interest expense.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

             Independent Auditors  Report                               F-1
             Financial Statements:
               Balance Sheet                                            F-2
               Statement of Operation                                   F-3
               Statement of Changes in Stockholders'                    F-4
               Statement of Cash Flows                                  F-5
               Notes to Consolidated Financial Statements         F-6 - F-7

               All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     2.   Exhibits

          See Index to Exhibits on page E-1

(b)  Reports on Form 8-K

          1.   During the fiscal year 2000, the Company filed the following
          8-Ks.

               8-K filed February 1, 2000

          2. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

          8-K filed March 22, 2001

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ANONYMOUS DATA CORPORATION                   DATED: April 30, 2001



By:/s/ James Beecham
     James Beecham
     President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ James Beecham             President           April 30, 2001
James Beecham

/s/ William Somers            Director            April 30, 2001
William Somers

                             INDEX TO EXHIBITS
                              ITEM 13 (a) (2)

 Exhibit                             Description
 Number
 (1)      N/A
 (2)      N/A
 (3)(i)   Articles of Incorporation
          (a) Articles of Incorporation of Anonymous Data Corporation*
          (b) Articles of Incorporation, as amended for Anonymous Data Corporation, a Nevada corporation*
          (c) Articles of Incorporation, as amended for Anonymous Data Corporation, a Nevada corporation*
 (3)(ii)  Bylaws
          (a) Bylaws of Anonymous Data Corporation*
          (b) Bylaws, as amended for Anonymous Data Corporation, a Nevada corporation*
 (4)      Instruments defining the rights of security holders:
 (4)(i)   (a) Articles  of Incorporation for Anonymous Data Corporation,  a
               Nevada Corporation *
          (b) Bylaws of Anonymous Data Corporation, a Nevada Corporation*
 (5)      N/A
 (8)      N/A
 (9)      N/A
 (10)     Material Contracts
          (a) Pre Incorporation Agreement with James Beecham*
          (b) Stock Option Plan*
          (c) Exclusive  Licensee  Territorial  Agreement  with  James   E.
               Beecham*
          (d))Amendment  to  Licensee Territorial Agreement with  James  E.
               Beecham*
          (e) Office Lease Agreement (filed herewith)
          (f) Contract For ADCnet Beta Project (filed herewith)
          (g) Memorandum   of   Understanding   between   Anonymous    Data
               Corporation and American Toxicology Institute, Inc. (filed herewith)
          (h) Memorandum   of   Understanding   between   Anonymous    Data
               Corporation and VSOP (filed herewith)
 (11) Contained in the Notes to the Financial Statements on page F-6 (filed herewith)
 (13)     N/A
 (15)     N/A
 (16)     N/A
 (17)     N/A
 (18)     N/A
 (19)     N/A
 (20)     Proxy for Annual Meeting of Stockholders**
 (21)     N/A
 (22)     N/A
 (23)     N/A
 (24)     N/A
 (25)     N/A
 (26)     N/A
 (99)     Cautionary Statement Regarding Forward Looking Statements  (filed herewith)
*    Incorporated by reference. (filed with Form 10SB on March 10, 1999)
**   Incorporated by reference. (filed on form DEF 14A on October 26, 2000)

                       INDEPENDENT AUDITORS' REPORT




Board of Directors
Anonymous Data Corporation
Las Vegas, Nevada

We have audited the balance sheets of Anonymous Data Corporation (a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception (November 15, 1996) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anonymous Data Corporation as of December 31, 2000 and 1999, its results of development stage operations and its cash flows for the periods presented in conformity with generally accepted accounting principles.

The accompanying balance sheets have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3, the Company's ability to commence operations and realize its investments in assets is dependent upon obtaining additional sources of capital to fund the successful completion of its equipment and software development and marketing of its products. This condition raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Las Vegas, Nevada
March 30, 2001

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


                                                      2000           1999
ASSETS

Current assets
  Cash                                                             $3,939
  Prepaid expenses                                $161,777

Furniture and equipment, net                        60,986         89,225
Unamortized patent costs                           118,307         96,038
                                                  -----------------------
                                                  $341,070       $189,202
                                                  =======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                 $23,024        $37,569
  Accrued payroll taxes                                             7,089
  Accrued interest, related party                   12,791          5,100
  Capitalized lease obligation                                      1,528
                                                   ----------------------
                                                    35,815         51,286
Long-term debt, related party                      376,906         51,000
                                                   ----------------------
                                                   412,721        102,286
                                                   ----------------------

Stockholder's equity (deficiency):

  Common stock, $.001 par, 100,000,000
     shares authorized, 12,895,303 and
     9,438,160 shares issued and outstanding        12,895          9,438

  Preferred stock, $.001 par, 25,000,000
     shares authorized, none issued and
     outstanding

  Additional paid-in capital                     6,419,374      1,692,376
  Accumulated deficit                          (6,503,920)    (1,614,898)
                                               --------------------------
                                                  (71,651)         86,916
                                               --------------------------
                                                  $341,070       $189,202
                                               ==========================

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
INCEPTION (NOVEMBER 15, 1996) THROUGH DECEMBER 31, 2000


                                        Year Ended December      From
                                                31,            Inception
                                                                Through
                                                               December
                                                                  31,
                                         2000         1999       2000
Expenses:
  Research and development            $4,568,136     $281,438  $5,379,408
  Administrative                         280,551      614,742   1,046,853
  Depreciation                            38,344       26,462      74,568
  Interest, substantially all to the
principal shareholder                     37,991        5,785      48,129
                                       ----------------------------------
                                       4,925,022      928,427   6,548,958
                                       ----------------------------------
Income:
  Donated office space                    36,000                   36,000
  Interest                                              2,109       2,109
  Other                                                 6,929       6,929
                                       ----------------------------------
                                          36,000        9,038      45,038
                                       ----------------------------------
Net loss                              $4,889,022     $919,389  $6,503,920
                                      ===================================

Loss per share                             $0.42        $0.10       $0.61
                                      ===================================
Weighted average number of shares
outstanding                           11,525,789    9,325,932  10,708,420
                                      ===================================


ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
INCEPTION (NOVEMBER 15, 1996) THROUGH DECEMBER 31, 1998




                                                              Additional
                                            Common stock        paid-in
                                           Shares   Par value   capital
Common shares issued from
inception (November 15, 1996)
through December 31, 1998, to:
  Founding shareholder for stock
subscription receivable                  6,000,000    $6,000     $114,000
  Officer and director for expenses      1,023,000     1,023       43,631
  Officers and directors for services       67,000        67       66,933
  Employees for services                   253,500       254       22,946
  Employees for cash                       175,000       175        3,325
  Consultants for services                 698,200       698      379,002
  Others for cash                           93,300        93       93,207
  Shareholder in payment of advances        50,000        50       49,950
  Officer and directors for payment of
offering costs                             134,000       134      133,866

Payment of stock subscription
receivable from founding shareholder
                                         --------------------------------
Net loss
Balances, December 31, 1998              8,494,000     8,494      906,860

Common shares issued in 1999 to:
  Officers and directors for services      114,500       115      114,385
  Consultants for services                 266,710       266      286,444
  Others for cash                          542,950       543      542,407
  Officer and directors for payment of
offering costs                              20,000        20       19,980
  Less offering costs                                           (177,700)
Net loss
                                         --------------------------------
Balances, December 31, 1999              9,438,160     9,438    1,692,376

Common shares issued in 2000:
  For services:
  Officers and directors                   100,000       100       31,150
  Employees                                 15,000        15       29,985
  Consultants                            3,205,000     3,205    4,636,000
  Principal shareholder in payment of
interest expense                           137,143       137       29,863
Net loss
                                        ---------------------------------
Balances, December 31, 2000             12,895,303   $12,895   $6,419,374
                                        =================================

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
INCEPTION (NOVEMBER 15, 1996) THROUGH DECEMBER 31, 1998 (CONTINUED)


                                                    Deficit
                                                  accumulated
                                         Stock       during
                                      subscription  development
                                      reveivable      stage        Total
Common shares issued from
inception (November 15, 1996)
through December 31, 1998, to:
  Founding shareholder for stock
subscription receivable               $(120,000)
  Officer and director for expenses                                $44,654
  Officers and directors for                                        67,000
services
  Employees for services                                            23,200
  Employees for cash                                                 3,500
  Consultants for services                                         379,700
  Others for cash                                                   93,300
  Shareholder in payment of advances                                50,000
  Officer and directors for payment
of offering costs                                                  134,000

Payment of stock subscription
receivable from founding shareholder     120,000                   120,000
Net loss                                             (695,509)   (695,509)
                                         ---------------------------------
Balances, December 31, 1998                    -     (695,509)     219,845

Common shares issued in 1999 to:
  Officers and directors for                                       114,500
services
  Consultants for services                                         286,710
  Others for cash                                                  542,950
  Officer and directors for payment
of offering costs                                                   20,000
  Less offering costs                                            (177,700)
Net loss                                             (919,389)   (919,389)
                                        ----------------------------------
Balances, December 31, 1999                    -   (1,614,898)      86,916

Common shares issued in 2000:
  For services:
  Officers and directors                                            31,250
  Employees                                                         30,000
  Consultants                                                    4,639,205
  Principal shareholder in payment
of interest expense                                                 30,000
Net loss                                           (4,889,022)  (4,889,022)
                                       ------------------------------------
Balances, December 31, 2000                   $-  $(6,503,920)    $(71,651)
                                       ====================================

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
INCEPTION (NOVEMBER 15, 1996) THROUGH DECEMBER 31, 2000


                                           Year Ended             From
                                       2000         1999       Inception
                                                                Through
                                                              December 31,
                                                                  2000
Operating activities:
  Net loss                         $(4,889,022)   $(919,389)  $(6,503,920)
  Depreciation                           38,344       26,462        74,568
  Expenses paid with stock            4,730,455      401,210     5,646,219
  Change in operating assets:
  (Increase) decrease in prepaid
expenses                              (161,777)        1,000     (161,777)
  Change in operating liabilities:
  Increase (decrease) in accounts
payable                                (14,545)       31,699        24,473
  Increase (decrease) in accrued
expenses                                (7,089)        5,640       (1,449)
  Increase in accrued interest            7,691        5,100        12,791
                                   ---------------------------------------
  Net cash used in operating
activities                            (295,943)    (448,278)     (909,095)
                                   ---------------------------------------
Investing activities:
  Purchase of equipment                (10,105)    (102,708)     (130,308)
  Patent costs                         (22,269)     (35,400)     (118,307)
                                   ---------------------------------------
  Net cash used in investing
activities                             (32,374)    (138,108)     (248,615)
                                   ---------------------------------------
Financing activities:
  Payment of stock subscription
receivable by founding shareholder                                 120,000
  Sale of common stock                               542,950       639,750
  Offering costs paid with cash                     (13,700)      (23,700)
  Loan from founding shareholder        325,906       51,000       426,906
  Other                                 (1,528)      (3,718)       (5,246)
                                   ---------------------------------------
  Net cash provided by financing
activities                              324,378      576,532     1,157,710
                                   ---------------------------------------
Net decrease in cash                    (3,939)      (9,854)

Cash, beginning                           3,939       13,793
                                   ---------------------------------------

Cash, ending                                 $-       $3,939            $-
                                   =======================================
Non-cash financing and investing
activities:
  Exchange of stock for offering
costs                                                $20,000      $154,000
                                                 =========================
  Settlement of stockholder
advances with stock                                                $50,000
                                                              ============

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
FROM INCEPTION (NOVEMBER 15, 1996) THROUGH DECEMBER 31, 2000
________________________________________________________________________

1.   Summary of significant accounting policies:

Nature of business. The Company is a development stage enterprise and, therefore, as of December 31, 2000, has not commenced business operations. The Company was incorporated in 1996 for the purpose of developing biometric equipment and related software to store and retrieve data in connection with personal identification. The Company is in the research and development phase of testing its technical equipment and software. The Company's future operations could be affected by adverse changes in local and national economic conditions. (See Note 3.)

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.

Equipment and depreciation. Equipment is stated at cost. Depreciation is provided by an accelerated method over the estimated useful lives of the assets.

Stock compensation awards. The Company has adopted Financial Accounting Standards Board Statement No. 123 Accounting for Stock-Based Compensation, for valuing compensatory stock and option awards. (See Note 6.)

Patent costs. Costs associated with patents and patents pending are capitalized and will be amortized based on the lives of the patents granted once business operations commence. In the event patent applications are denied or abandoned, such costs are written off.

Advertising  costs.   Advertising  costs are  expensed  when  incurred  and
totaled  $29,855, $57,546, and $127,077 for 2000, 1999 and  the  cumulative period from inception.

Loss per share. Loss per share is computed based on the weighted average number of shares outstanding for the periods presented.

2.   Related party transactions:

In May 1998, Dr. James E. Beecham (Chairman of the Board of Directors, majority shareholder and president of the Company) licensed to the Company the rights associated with two U.S. patents. In February 1999, the licenses were amended. The licenses will continue until May 14, 2016. The Company is required to produce $1 million in gross revenues within the first 7 years or the licenses will terminate. In consideration for the assignment of rights, Dr. Beecham will receive a royalty of 3% of the first $10 million, 2% of $10 to $25 million, and 1% in excess of $25 million in gross revenues to the Company from the manufacture, use, sale or operation of the products and services. Accordingly no value has been assigned the license in the accompanying financial statements.

The Chairman has made loans to the Company, on which the balance due at December 31, 2000, was $376,906. Payments of interest at 10% are due annually with the principal due in its entirety in 2004. During 2000, the Company issued 137,134 shares of its common stock, valued at market price, to the Chairman in payment of $30,000 in interest expense.

During 2000, the Company issued 100,000 shares of its common stock to its officers/directors, 15,000 shares of its common stock to employees and 3,205,000 shares of its common stock to consultants, valued at market price as of the transaction dates, as compensation for services.

3.   Going concern contingency:

Since its inception, the Company has accumulated development stage operating losses in excess of $6.5 million. Its ability to complete certain research projects and the development of its equipment and software is dependent upon obtaining additional equity or debt financing. This condition could prevent the Company from commencing business operations and continuing as a going concern. The balance sheets, however, have been prepared assuming the Company will continue as a going concern, and reflect no adjustments that might result from the outcome of this uncertainty.

ANONYMOUS DATA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
FROM INCEPTION (NOVEMBER 15, 1996) THROUGH DECEMBER 31, 2000
________________________________________________________________________

Because of this uncertainty, no effect has been given in the balance sheets to any future income tax benefit of the development stage operating losses recorded to date. The Company has a net operating loss carryforward expiring in year 2020 available to reduce future income tax expense in the amount of approximately $6,500,000.

Management expects to raise additional equity capital by offering its common stock for sale to investors through private placement or by registration with the SEC under the Securities Act of 1933 or obtain debt financing to complete its research projects, to finish developing its equipment and software and to obtain the related additional patents. Management expects that the Company's medical data management equipment, when completed, will have a wide range of applications. Management's possible inability to effectively implement its plans could have a material and adverse effect upon the Company's business, financial condition and future operations.

4.   Stock option plan:

The  Company  adopted a stock option plan which reserves  for  issuance  an
aggregate  of  1,500,000  shares of common stock.   No  options  have  been
granted to date.