Form 10QSB
period 2001-03-31
ANONYMOUS DATA CORP
filed 2001-05-23
CIK 1077150

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  March 31, 2001   Commission file number   000-25523




                         ANONYMOUS DATA CORPORATION
           (Exact name of registrant as specified in its charter)



Nevada                                                 86-0857752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

2780 S. Jones, Suite #E
Las Vegas, Nevada                                      89146
(Address of principal executive offices)               (Zip Code)


                               (702) 933-3713
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No


As of May 15, 2001, there were 16,905,303 shares of common stock outstanding.

                         ANONYMOUS DATA CORPORATION
                            FOR THE QUARTER ENDED
                               MARCH 31, 2001


                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheets                                      3

               Statements of Operations                            4

               Statement of Stockholders' Equity                   5

               Statements of Cash Flows                            6

               Notes to Financial Statements                       7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation        9-11


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                   10

     Item 2.   Changes in Securities                               10

     Item 3.   Defaults by the Company upon its
               Senior Securities                                   10

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                    11

     Item 5.   Other Information                                   11

     Item 6.   Exhibits and Reports of Form 8-K                    11

     SIGNATURES                                                    11


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                               BALANCE SHEETS
                    MARCH 31, 2001 AND DECEMBER 31, 2000

                                                     2001          2000
                                                  (Unaudited)
ASSETS
Current assets
  Cash                                             $       578
  Prepaid expenses                                      27,676   $   161,777
                                                   -----------   -----------
                                                        28,254       161,777

Furniture and equipment, net                           51,400        60,986

Unamortized patent costs                              121,670       118,307

                                                   $   201,324   $   341,070
                                                   ===========  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                  $   14,881    $   23,024
  Accrued interest, shareholder                         23,420        12,791
                                                    ----------   -----------
                                                        38,301        35,815

Long-term debt, shareholder                           425,173       376,906
                                                    ----------    ----------
                                                       463,474       412,721
                                                   ----------    ----------
Stockholder's deficiency:
  Common stock, $.001 par, 100,000,000
       shares authorized, 12,895,303
       shares issued and outstanding                    12,895        12,895

  Preferred stock, $.001 par, 25,000,000
       shares authorized, none issued and
       outstanding
  Additional paid-in capital                         6,419,374     6,419,374
  Accumulated deficit                              (6,694,419)   (6,503,920)
                                                   -----------    ----------
                                                     (262,150)      (71,651)
                                                   -----------    ----------
                                                   $   201,324   $   341,070
                                                   ===========    ==========

See notes to financial statements


                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                           STATEMENTS OF OPERATION
   FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000 AND FOR THE PERIOD FROM
            INCEPTION (NOVEMBER 15, 1996) THROUGH MARCH 31, 2001
                                 (Unaudited)
                                     Three Months Ended March       From
                                              31,               Inception
                                                                 Through
                                                                March 31,
                                        2001          2000         2001
Expenses:
  Research and development          $  124,609      $2,407,311    $5,504,017
  Administrative                        47,610          68,953     1,094,463
  Depreciation                           9,586           9,205        84,154
  Interest, substantially all to        10,629           3,700        58,758
 the principal shareholder
                                     ---------      ----------    ----------
                                       192,434       2,489,169     6,741,392
                                    ---------      ----------    ----------
Income:
  Donated office space                   1,935           9,000        37,935
  Interest                                                             2,109
  Other                                                                6,929
                                   -----------     -----------    ----------
                                         1,935           9,000        46,973
                                  -----------      ----------  ------------
Net loss                          $( 190,499)    $(2,480,169)  $(6,694,419)
                                   ===========    ============  ============
Loss per share                        $(0.01)         $(0.25)       $(0.63)
                                   ===========    ============   ===========
Weighted average number of shares
outstanding                        12,895,303       9,849,410    10,708,420
                                   ==========     ===========   ===========

See notes to financial statements

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                      STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE QUARTER ENDED MARCH 31, 2001 AND
               FOR THE PERIOD FROM INCEPTION NOVEMBER 16, 1996
                          THROUGH DECEMBER 31, 2000

                                               Common stock       Additional
                                           Shares    Par Value     paid-in
                                                                    capital
Common shares issued from
inception (November 15, 1996) through
December 31, 2000, to:
  Founding shareholder for stock
 subscription receivable                   6,000,000     $6,000     $114,000
  Officer and director for expenses         1,023,000      1,023       43,631
  Officers and directors for services         281,500        282      212,468
  Employees for services                      268,500        269       52,931

  Employees for cash                          175,000        175        3,325
  Consultants for services                  4,169,910      4,169    5,301,446
  Others for cash                             636,250        636      635,614
  Shareholder in payment of advances           50,000         50       49,950
  Officer and directors for payment of
 offering costs                              154,000        154      153,846
  Less offering costs                                               (177,700)
  Principal shareholder in payment of
 interest expense                            137,143        137       29,863
Payment of stock subscription receivable
from founding shareholder
Net loss
                                          ----------    -------    ---------
Balances, December 31, 2000               12,895,303     12,895    6,419,374
Net loss (unaudited)
                                          ----------    -------   ----------
Balances, March 31, 2001                  12,895,303    $12,895   $6,419,374
                                          ==========    =======   ==========

See notes to financial statements

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                      STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE QUARTER ENDED MARCH 31, 2001 AND
               FOR THE PERIOD FROM INCEPTION NOVEMBER 16, 1996
                          THROUGH DECEMBER 31, 2000
                                 (CONTINUED)

                                          Stock       Deficit        Total
                                      subscriptio  accumulated
                                           n          during
                                       receivable  development
                                                      stage
Common shares issued from
inception (November 15, 1996) through
December 31, 2000, to:
  Founding shareholder for stock
 subscription receivable              $(120,000)
  Officer and director for expenses                                   $44,654
  Officers and directors for services                                 212,750
  Employees for services                                               53,200

  Employees for cash                                                    3,500
  Consultants for services                                          5,305,615
  Others for cash                                                     636,250
  Shareholder in payment of advances                                   50,000
  Officer and directors for payment
 of offering costs                                                   154,000
  Less offering costs                                               (177,700)
  Principal shareholder in payment of
 interest expense                                                     30,000
Payment of stock subscription
receivable   from founding
shareholder                              120,000                     120,000
Net loss                                           $(6,503,920)  (6,503,920)
                                      ----------   ------------   ----------
Balances, December 31, 2000                    -    (6,503,920)     (71,651)
Net loss (unaudited)                                  (190,499)    (190,499)
                                      ----------    -----------   ----------
Balances, March 31, 2001                      $-   $(6,694,419)   $(262,150)
                                      ==========   ============    =========


                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                          STATEMENTS OF CASH FLOWS
   FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000 AND FOR THE PERIOD FROM
            INCEPTION (NOVEMBER 15, 1996) THROUGH MARCH 31, 2001
                                 (Unaudited)
                                    Three Months Ended March       From
                                              31,               Inception
                                                                 Through
                                                                March 31,
Operating activities:                  2001         2000           2001
  Net loss                          $(190,499)   $(2,480,169)   $(6,694,419)
  Depreciation                           9,586          9,205         84,154
  Expenses paid with stock                          3,043,170      5,646,219
  Change in operating assets:
       (Increase) decrease in
 prepaid expenses                     134,101      (646,920)       (27,676)
  Change in operating liabilities:
       Increase (decrease) in
 accounts payable                     (8,143)          (379)         16,330
       Increase (decrease) in
 accrued expenses                                    (7,089)        (1,449)
       Increase in accrued
 interest                              10,629          3,700         23,420
                                   -----------     ----------    -----------
  Net cash used in operating
 activities                          (44,326)       (78,482)      (953,421)
                                  -----------     ----------    -----------
Investing activities:
  Purchase of equipment                               (2,481)      (130,308)
  Patent costs                         (3,363)          (377)      (121,670)
                                   -----------     ----------    -----------
  Net cash used in investing
 activities                           (3,363)        (2,858)      (251,978)
                                  -----------     ----------    -----------
Financing activities:
  Payment of stock subscription
 receivable by founding
 shareholder                                                        120,000
  Sale of common stock                                               639,750
  Offering costs paid with cash                                     (23,700)
  Loan from founding shareholder        48,267         97,000        475,173
  Other                                               (1,528)        (5,246)
                                   -----------     ----------     ----------
  Net cash provided by financing
 activities                            48,267         95,472      1,205,977
                                   ----------     ----------     ----------
Net increase  in cash                     578         14,132            578
Cash, beginning                                        3,939
                                   ----------     ----------     ----------
Cash, ending                        $     578     $   18,071       $    578
                                   ===========    ===========     ==========
Non-cash financing and investing
activities:
  Exchange of stock for offering
 costs                                                            $ 154,000
                                                                 ==========
  Settlement of shareholder advances with stock                   $  50,000
                                                                ===========

See notes to financial statements.

                         ANONYMOUS DATA CORPORATION
                      (A Development Stage Enterprise)
                        NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These statements should be read in conjunction with the financial statements and related notes, that appear in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000. The balance sheet at December 31, 2000, was derived from the audited financial statements included in that report.

2.   Related party transactions:

The chairman and principal shareholder has loaned the Company during the three months ended March 31, 2001, $48,267 at 10% annually. The balance due at March 31, 2001, is $425,173 plus accrued interest of $23,215. Interest payments are due annually with principal balance due in its entirety in 2004. In April 2001, the Company's Board of Directors approved the issuance of 3,800,000 common shares to the chairman and principal shareholder in payment of $114,000 of the Company's indebtedness to this related party.

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

4.   Restatement of previously issued financial statements:

The reissued financial statements for the quarter ended March 31, 2000, reflect certain reclassifications in the Company's statement of operations and a recalculation of loss per share based on a recomputed weighted average number of shares as follows:

                                              Weighted     Loss per share
                                              average
                                             number of
                                               shares
                                            outstanding

As previously reported                       10,386,077             $(0.24)
Adjustment                                    (536,667)             (0.01)
                                             ----------      --------------
As restated
                                              9,849,410             $(0.25)
                                             ==========      ==============

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

Background

We have obtained rights to a method of linking files of archived data to the anatomy of an individual. This method allows the search function for records to be more rapid and accurate and re-checked according to the name of the individual. We have spent $281,438 during 1999, $2,407,311 during 2000, and $124,609 through March 31, 2001 toward research and development toward the refinement of our biometric individual data identification system.

The term BIOMETRIC derives from the words body (BIO) and measurement (METRIC). The science of biometrics has in recent years developed the technology to take a reading from a human (such as electronic scan of a fingerprint, iris scan, facial recognition, palm print, voice sample, etc.). The electronic scan is then matched with the same biometric marker for purposes of recognition and verification of identity. The United States Patent and Trademark Office has issued two U.S. patents to Dr. James E. Beecham, Chairman of the Company. The Patents, Patent Numbers U.S. 5,876,926 [PCT/U.S. 98/16435]) and U.S. 5,897,989 [PCT/U.S. 97/08015], pertain to a method, system and apparatus that permit an individual to submit biologic test specimens for medical testing under biometric identification. The system then allows for the subsequent retrieval of test results from a computerized database utilizing the same biometric personal identification. These Patents have been exclusively licensed to us from Dr. Beecham.

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

We have been pursuing a plan to provide services and products utilizing our exclusive patent licenses; however we have been unsuccessful to date in contracting with companies and or governmental entities for the use of our technology. As a result of our inability to produce revenues or additional capital we are seeking merger candidates, licensing strategic alliances and others interested in joint venturing our technology.

Financing and Liquidity

As of March 31, 2001 and March 31,2000 (Unaudited)

As of March 31, 2001, the Company's assets were $201,324 and its liabilities were $463,474, resulting in a deficit of assets of $262,150. The assets include prepaid expenses of $27,676 of which $17,099 represents the unamortized portion of future services to be rendered through August 8, 2001 by consultants who received the Company's common shares for such service. Cash was $578 at March 31, 2001 as compared to cash of $18,071 on March 31, 2000, a decrease of $17,493. This decrease was primarily the result of additional cost of operations.

Prior to the year 2001, the Company has funded its deficit cash flow from private placements of the Company's common stock. It is anticipated that proceeds from loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.
Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     Subsequent Events

     In April 2001, the Board of Directors approved the issuance of 3,800,000 restricted shares, with a per share market value of $0.03, to James E. Beecham the Company's Chairman and President for the repayment of $114,000 of debt owed to James Beecham.

     On May 4, 2001, the Company accepted the resignation of James E. Beecham as an Officer and Director. James Beecham will continue to consult with the Company on financing and technology. The sole remaining Director, William
M. Somers, was appointed as President.

Item 6.       Exhibits and Reports of Form 8--K.

     (a)  See Exhibit Table on Page E-1
     (b)  8-K Filed May 22, 2001- Letter To Stockholders

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ANONYMOUS DATA CORPORATION
(Registrant)



By:/s/ William Somers
    William M. Somers
     President

Date: May 21, 2001

                              INDEX TO EXHIBITS

Exhibi                             Description
t
Number
(1)     N/A
(2)     N/A
(3)(i)  Articles of Incorporation
        (a) Articles of Incorporation of Anonymous Data Corporation*
        (b) Articles of Incorporation, as amended for Anonymous Data Corporation, a Nevada corporation*
        (c) Articles of Incorporation, as amended for Anonymous Data Corporation, a Nevada corporation*
(3)(ii  Bylaws
)
        (a) Bylaws of Anonymous Data Corporation*
        (b) Bylaws, as amended for Anonymous Data Corporation, a Nevada corporation*
(4)     Instruments defining the rights of security holders:
(4)(i)  (a) Articles  of  Incorporation for Anonymous Data Corporation,  a
             Nevada Corporation *
        (b) Bylaws of Anonymous Data Corporation, a Nevada Corporation*
(5)     N/A
(8)     N/A
(9)     N/A
(10)    Material Contracts
        (a)               Pre Incorporation Agreement with James Beecham*
        (b)               Stock Option Plan*
        (c)                Exclusive  Licensee Territorial Agreement  with
        James E. Beecham*
        (d)                Amendment  to  Licensee  Territorial  Agreement
        with James E. Beecham*
        (e)               Office Lease Agreement***
        (f)  Contract For ADCnet Beta Project***
        (g) Memorandum    of   Understanding   between   Anonymous    Data
             Corporation and American Toxicology Institute, Inc.***
        (h) Memorandum    of   Understanding   between   Anonymous    Data
             Corporation and VSOP ***
(11)    Contained in the Financial Statements filed herewith
(13)    N/A
(15)    N/A
(16)    N/A
(17)    N/A
(18)    N/A
(19)    N/A
(20)    Proxy for Annual Meeting of Stockholders**
(21)    N/A
(22)    N/A
(23)    N/A
(24)    N/A
(25)    N/A
(26)    N/A
(99)    Cautionary Statement Regarding Forward Looking Statements***
 *   Incorporated by reference. (filed with Form 10SB on March 10, 1999)
 ** Incorporated by reference. (filed on form DEF 14A on October 26, 2000) *** Incorporated by reference. (filed with Form 10-KSB on May 1, 2001)