Form 10QSB
period 2001-06-30
SHARECOM INC /IL/
filed 2001-08-15
CIK 1077150

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  June 30, 2001      Commission file number 000-25523


                               ShareCom, Inc.
           (Exact name of registrant as specified in its charter)
               (formerly known as Anonymous Data Corporation)




Nevada                                                 86-0857752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1251 N. Sherwood Lane
Palatine, Illinois                                     60067
(Address of principal executive offices)               (Zip Code)


                               (800) 818-6505
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X        No


      As of June 30, 2001, there were 19,307,705 shares of common stock outstanding.

                               SHARECOM, INC
                            FOR THE QUARTER ENDE
                                JUNE 30, 200

                                    INDE

PART I - FINANCIAL INFORMATION                              Page No

     Item 1.   Financial Statement

               Balance Sheet for the six months ended June 30, 200 And for the year ended December 31, 2000

               Statements of Operations for the three month
               Ended June 30, 2001 and 2000

               Statements of Operations for the six months
               Ended June 30, 2001 and 2000 and for the period
               From inception (November 15, 1996) through June 30, 2001    5

               Statements of Cash Flows for the three months
               Ended June 30, 2001 and 2001                            6

               Statements of Cash Flows for the six months
               Ended June 30, 2001 and 2000 and for the period
               From inception (November 15, 1996) through June 30, 2001    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            8-9

               Selected Pro Forma Financial Data                       10-11

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       12

     Item 2.   Changes in Securities                                   12

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        12

     Item 5.   Other Information                                       12

     Item 6.   Exhibits and Reports of Form 8-K                        12

     SIGNATURES                                                        13

                               SHARECOM, INC
               (formerly known as Anonymous Data Corporation
                      (A Development Stage Enterprise
                               BALANCE SHEET

                       PART I - FINANCIAL INFORMATIO

Item 1. Financial Statement

                                                   June 30,      Decembe
                                                     2001        31,200
                                                  (Unaudited)   (Audited
ASSETS
Current assets
  Cash                                             $        98     $
  Prepaid expenses                                      12,105       161,77
                                                   -----------  -----------
                                                        12,203       161,77

Furniture and equipment, net                           41,814        60,98

Unamortized patent costs                              126,033       118,30
                                                  ------------  -----------
Total Assets                                      $   180,050  $    341,07
                                                  ============  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENC
Current liabilities:
  Accounts payable                                $     14,104  $     23,02
  Accrued interest, shareholder                          4,921        12,79
                                                  ------------   ----------
                                                        19,025        35,81

Long-term debt, shareholder                           298,507       376,90
                                                  ------------   ----------
                                                       317,532       412,72
                                                 ------------   ----------
Stockholder's deficiency:
  Common stock, $.001 par, 100,000,000
       shares authorized, 19,307,705
       issued and outstanding as of June 30, 2001       19,308        12,895

  Preferred stock, $.001 par, 25,000,000
       shares authorized, none issued and
       outstanding                                           0             0
  Additional paid-in capital                         6,613,262     6,419,374
  Accumulated deficit                              (6,770,052)   (6,503,920)
                                                  -----------   -----------
Stockholders Deficit                                (137,482)      (71,651)
                                                  -----------    ----------
Total Liabilities and Stockholder's Equity       $    180,050  $    341,070
                                                 ============  ============

The financial statements contained herein are for Anonymous Data Corporatio pre-merger

                               SHARECOM, INC
               (formerly known as Anonymous Data Corporation
                      (A Development Stage Enterprise
                           STATEMENTS OF OPERATIO
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 200

                                                  Three Months Ended June 30
                                                      2001          200
Expenses:
  Research and development                         $   9,767    $    201,35
  Administrative                                      48,276          38,065
  Depreciation                                         9,586           9,205
  Interest, substantially all to the principal
 shareholder                                          8,004           4,874
                                                  ----------     -----------
                                                      75,633         253,496
                                                 ----------     -----------
Income:
  Donated office space                                     0           9,000
                                                  ----------      ----------
                                                           0           9,000
                                                 ----------      ----------
Net loss                                          $(75,633)    $  (244,496)
                                                  ==========    ============
Loss per share                                    $  (0.00)     $    (0.02)
                                                  ==========    ============
Weighted average number of shares outstanding    13,781,394      10,786,374
                                                 ==========       =========

The financial statements contained herein are for Anonymous Data Corporatio pre-merger

                               SHARECOM, INC
               (formerly known as Anonymous Data Corporation
                      (A Development Stage Enterprise
                           STATEMENTS OF OPERATIO
   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FRO
             INCEPTION (NOVEMBER 15, 1996) THROUGH JUNE 30, 200

                                  Six Months Ended June 30,   From Inceptio
                                      2001           2000     (November 15
                                                              1996) Throug
                                                              June 30, 200
Expenses:
  Research and development        $   134,376     $ 2,608,663  $    5,513,78
  Administrative                       95,885         107,018       1,142,73
  Depreciation                         19,172          18,410          93,74
  Interest, substantially all to       18,633           8,574          66,76
 the principal shareholde
                                  -----------     -----------   ------------
                                      268,066       2,742,665       6,817,02
                                 -----------     -----------   ------------
Income:
  Donated office space                  1,935          18,000          37,93
  Interest                                  0               0           2,10
  Other                                     0               0           6,92
                                 -----------     -----------   ------------
                                       1,935          18,000          46,97
                                  ----------    ------------  -----------
Net loss                         $ (266,131)   $ (2,724,665) $  (6,770,052)
                                 ===========     ===========  ==============
Loss per share                   $    (0.02)     $    (0.25)         $(0.61)
                                  ===========   ============= ===============
Weighted average number of
shares outstanding                13,781,394      10,786,374      10,708,420
                                 ===========     ===========   =============

The financial statements contained herein are for Anonymous Data Corporatio pre-merger

                               SHARECOM, INC
               (formerly known as Anonymous Data Corporation
                      (A Development Stage Enterprise
                          STATEMENTS OF CASH FLOW
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 200

                                                  Three Months Ended June 30
Operating activities:                                2001         200
  Net loss                                         $(75,633)   $   (244,496
  Depreciation                                         9,586           9,20
  Change in operating assets:
       (Increase) decrease in prepaid expenses        15,570         201,351
  Change in operating liabilities:
       Decrease in accounts payable                    (776)        (35,887)
       Increase (decrease) in accrued interest      (18,499)           9,951
                                                   ---------     -----------
  Net cash used in operating activities             (69,752)        (59,876)
                                                  ---------     -----------
Investing activities:
  Purchase of equipment                                    0        (32,624)
  Patent costs                                       (4,363)         (7,564)
                                                   ---------     -----------
  Net cash used in investing activities              (4,363)        (40,188)
                                                  ---------     -----------
Financing activities:
  Sale of common stock                               200,301
  Loan from founding shareholder                   (126,666)          92,50
  Other                                                    0           2,47
                                                  ----------     ----------
  Net cash provided by financing  activities          73,635          94,97
                                                 ----------     ----------
Net increase  in cash                                 (480)         (5,089
Cash, beginning                                         578          18,07
                                                  ---------      ---------
Cash, ending                                       $     98         $12,98
                                                  =========      =========

The financial statements contained herein are for Anonymous Data Corporatio pre-merger

                                SHARECOM, INC
               (formerly known as Anonymous Data Corporation
                      (A Development Stage Enterprise
                          STATEMENTS OF CASH FLOW
   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD FRO
             INCEPTION (NOVEMBER 15, 1996) THROUGH JUNE 30, 200

                                       Six Months Ended June 30,     Fro
                                                                 Inceptio
                                                                  Throug
                                                                  June 30
                                                                    200
Operating activities:                    2001         2000
  Net loss                             $(266,131)   $(2,724,665)  $(6,770,052
  Depreciation                            19,172         18,410        93,74
  Expenses paid with stock                     0      3,043,170     5,646,21
  Change in operating assets:                  0              0
       (Increase) decrease in prepaid
 expenses                               149,671      (445,569)      (12,106
  Change in operating liabilities:             0              0
       Increase (decrease) in
 accounts payable                       (8,920)       (36,266)        15,55
       Increase (decrease) in accrued
 expenses                                     0        (7,089)       (1,449
       Increase in accrued interest      (7,870)         13,651         4,92
                                       ----------    -----------   ----------
  Net cash used in operating
 activities                           (114,078)      (138,358)   (1,023,173
                                      ----------    -----------   ----------
Investing activities:
  Purchase of equipment                        0       (35,105)     (130,308)
  Patent costs                           (7,726)        (7,941)     (126,033)
                                       ----------    -----------   -----------
  Net cash used in investing
 activities                             (7,726)       (43,046)     (256,341)
                                      ----------    -----------   -----------
Financing activities:
  Payment of stock subscription
 receivable by founding shareholder           0              0       120,000
  Sale of common stock                   200,301              0       840,051
  Offering costs paid with cash                0              0      (23,700)
  Loan from founding shareholder        (78,399)        189,500       348,507
  Other                                        0            947       (5,246)
                                       ----------    -----------   -----------
  Net cash provided by financing         121,902        190,447     1,279,612
 activities
                                      ----------    -----------   -----------
Net increase  in cash                        98          9,043           `98
Cash, beginning                               0          3,939             0
                                      ----------    -----------   -----------
Cash, ending                          $      98        $12,982           $98
                                       =========    ===========   ===========
Non-cash financing and investing
activities:
  Exchange of stock for offering
 costs                                                              $154,000
                                                                  ==========
  Settlement of shareholder advances with stock                 $    244,001
                                                                ============

The financial statements contained herein are for Anonymous Data Corporatio pre-merger

Item 2.   Management's Discussion and Analysis or Plan of Operations

      The accompanying financial statements have been prepared in accordanc with generally accepted accounting principals for interim financia information and with the instructions to form 10-QSB and Regulation S-B Accordingly, they do not include all of the information and footnote required by generally accepted accounting principals for complete financia statements. In the opinion of management all adjusts (consisting only o normal reoccurring adjustments) considered necessary for a fare presentatio have been included. For further information, refer to the Financia Statements and footnotes included in Form 10-KSB for the year ended Decembe 31, 2001.

      The financial statements enclose in this Form 10-QSB are of Anonymous Data Corporation's pre merger.

Overview

     Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of June 27, 2001 between Anonymous Data Corporation ("ANYD"), a Nevada corporation, and ShareCom, Inc. ("ShareCom"), an Illinois corporation, all the outstanding shares of common stock of ShareCom were exchanged for 14,000,000 shares of 144 restricted common stock of ANYD in a transaction in which ANYD was the surviving corporation pursuant to stockholders approval. (Agreement and Plan of Merger was filed in a Form 8-K on June 29, 2001) This was approved by the stockholders of ANYD on July 25, 2001 and received a majority vote. The stockholders also approved by a majority vote to a 1:322 reverse split, change of name to ShareCom, Inc. and the election of new directors.

     Pursuant to the terms of the merger agreement, ANYD changed its name to ShareCom, Inc. and authorized a 1 for 322 reverse stock split (ie-current ANYD stockholders received 1 share for every 322 shares they held). Additionally, ANYD changed its trading symbol to "SHCC".

     ANYD stockholders also elected the following Directors: Brad Nordling, Lynda Nordling, James Dobbs, Douglas Marrison, William Somers and William Alleman.

     As a result of the merger, the 14,000,000 shares issued to the ShareCom stockholders resulted in a change in control of ANYD.

     Subsequent t the Merger ShareCom retained the services of various individuals and entities for purposes of assisting ShareCom in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individual's received two million shares of stock compensation in consideration for their executing long-term agreements. The shares were registered pursuant to an S-8 registration filed on August 7, 2001.

Liquidity

      During the quarter the principal stockholder reduced his loan principal by approximately $127,666 and accrued interest by approximately $18,500 in exchange for the issuance of 6,202,402 shares of common stock at market value.

     ShareCom was formed as an Internet e-commerce company selling electroni products to end consumers through its 2WayTalk.com website. ShareCom is no expanding its product lines through its other website calle WeatherRadios.com. The founders are: Lynda Nordling, a marketing executiv with twenty three years experience at the headquarters of a major insuranc company, and Brad Nordling, a software developer who has twenty year technology experience with a concentration in website development in the las six years

SELECTED PRO FORMA FINANCIAL DAT

    The summary financial information set forth below is derived from th audited financial statements of (i) Anonymous for the period ending Decembe 31, 2000 and (ii) ShareCom for period ending December 31, 2000

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEE
                   Historica   Historic    Subtotal   Pro forma   Pro form
                       l          al      before Pro  Adjustment  Consolida
                   Anonymous   ShareCom     forma         s           e
                      Data      , Inc.   Adjustment
                   Corporat
                       o
ASSETS
Current assets:
  Cash and cash
equivalents                $0      $288          $288         $0        $28
  Accounts
Receivable                  0    46,208        46,208          0      46,20
  Inventory                 0    12,244        12,244          0      12,24
  Prepaid expenses    161,777         0       161,777          0     161,77
     Total current
assets                161,777    58,740       220,517          0     220,517

Property and
equipment, net         60,986    41,125       102,111          0     102,111
Unamortized patent
costs                 118,307         0       118,307          0     118,307
Investment in
subsidiary                  0         0             0        (a)           0
                                                           4,383
                                                             (c)
                                                         (4,383)
Intangible assets           0    31,125        31,125          0      31,125
Goodwill                    0         0             0        (a)     647,536
                                                         681,617
                            0         0             0 (b)(34,081)          0
TOTAL ASSETS         $341,070  $130,990      $472,060   $647,536  $1,119,596

LIABILITIES AND
STOCKHOLDERS'
EQUITY
(DEFICIENCY)
Current
liabilities
  Accounts payable
and accrued
expenses              $23,024   $70,618       $93,642         $0     $93,642
  Due to officer            0    55,989        55,989          0      55,989
  Accrued interest     12,791         0        12,791          0      12,791
Total current
liabilities            35,815   126,607       162,422          0     162,422

Long-term debt,       376,906         0       376,906          0     376,906
officer/director
Total Liabilities     412,721   126,607       539,328          0     539,328

Stockholders'
equity
  Common stock         12,895    24,000        36,895  (a)14,000      26,895
                                                      (c)(24,000
                                                               )
  Additional paid
in capital          6,419,374         0     6,419,374 (a)672,000   7,091,374
  Accumulated
(deficit)           (6,503,92  (19,617)   (6,523,537) (b)(34,081  (6,538,00
                           0)                                  )
                                                       (c)19,617
Total
stockholders'
equity (deficit)     (71,651)     4,383      (67,268)    647,536     580,26

Total liabilities
and stockholders'
equity               $341,070  $130,990      $472,060   $647,536  $11,119,59

a) To record the issuance of 14,000,000 shares of the Company's commo stock. These shares were valued at the last trading price at June 1, 200 which totaled $686,000, or $.049 per share. These shares were issued for th purchases of ShareCom, Inc. as per the purchase agreement dated June 27
     2001
b) To record the amortization of goodwill related to the acquisition o ShareCom, Inc
c)   To record the elimination of the investment in ShareCom, Inc. THE MERGE

PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATION
                                         Subtotal
                Anonymous                 Before
                   Data     ShareCom,    Proforma    Pro Forma   Pro Forma
               Corporation     Inc.    Adjustments  Adjustment  Consolidated
                                                         s
REVENUE                 $-   $380,835      $380,835         $-      $380,83
COST OF GOODS
SOLD                     -    250,832       250,832          -       250,83
GROSS PROFIT             -    130,003       130,003          -       130,00

SELLING,
GENERAL AN
ADMINISTRATI
E EXPENSE
Research and
development      4,568,136          -     4,568,136          -     4,568,13
 Domain Fees             -      2,429         2,429          -         2,42
 Outside
services                 -     27,187        27,187          -        27,18
 Insurance
expense                  -      1,873         1,873          -         1,87
 Bad debt
expense                  -      7,000         7,000          -         7,000
 Depreciation
and
amortization
expense             38,344     12,485        50,829  (b)34,081        84,910
 Professional
fees                     -      8,295         8,295          -         8,295
 Travel and
entertainment
expense                  -     14,605        14,605          -        14,605
 Rent expense            -     12,000        12,000          -        12,000
 Advertising
expense                  -      6,906         6,906          -         6,906
 Other
general and
administrativ
e expenses         280,551     27,588       308,139          -       308,139
Total
selling,
general and
administrativ
e expenses       4,887,031    120,368     5,007,399     34,081     5,041,480

INCOME (LOSS)
FROM
OPERATIONS     (4,887,031)      9,635   (4,877,396)   (34,081)   (4,911,477)
OTHER INCOME
(EXPENSE)
 Interest
expense           (37,991)    (1,569)      (39,560)          -      (39,560)
 Other income       36,000          -        36,000          -        36,000
 Total other
income
(expense)          (1,991)    (1,569)       (3,560)          -       (3,560)

INCOME (LOSS)
BEFORE
PROVISION FOR
INCOME TAXES   (4,889,022)      8,066   (4,880,956)   (34,081)   (4,915,037)

PROVISION FOR
INCOME TAXES             -          -             -          -             -

NET INCOME
(LOSS)        $(4,889,022)     $8,066  $(4,880,956)  $(34,081)  $(4,915,037)

a) To record the issuance of 14,000,000 shares of the Company's commo stock. These shares were valued at the last trading price at June 1 2001 which totaled $686,000, or $.049 per share. These shares wer issued for the purchases of ShareCom, Inc. as per the purchase agreemen dated June 27, 2001
b) To record the amortization of goodwill related to the acquisition o ShareCom, Inc
c)   To record the elimination of the investment in ShareCom, Inc. THE MERGE

Forward-Looking Statements and Associated Risk

This Quarterly Report on Form 10-QSB contains forward-looking statements mad pursuant to the safe harbor provisions of the Securities Litigation Refor Act of 1995. These forward-looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     On July 13, 2001 the Company filed a DEFM 14a Proxy which gave the stockholders the right to vote on the merger between Anonymous Data Corporation and ShareCom, in addition to a 322:1 reverse split, change of name to ShareCom, Inc. and the election of new directors. On July 25, 2001 at a meeting of stockholders all of the matters voted upon received a majority vote and were approved.

Item 5.       Other Information.

      Subsequent to the quarter ending June 30, 2001, and pursuant to the terms and conditions of the merger agreement between Anonymous Data Corporation and ShareCom, the principal stockholder of Anonymous Data Corporation received $90,000 and an assignment of certain company technologies in exchange for reducing the balance of his personal loan from $303,428 to $0 and additionally assuming the balance of the corporate obligations, including trade payables, in the approximate sum of $19,025.

Item 6.       Exhibits and Reports of Form 8--K.

     (a)  See Exhibit Table on Page E-1

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, th Registrant has duly caused this report to be signed on its behalf by th undersigned, thereunto duly authorized


SHARECOM, INC
(Registrant



By:/s/ Brad Nordlin
    Brad Nordlin
     President

Date: August 14, 2001

                              INDEX TO EXHIBIT

Exhibit                             Descriptio
Numbe
(1)      N/
(2)      N/
(3)(i)   Articles of Incorporatio
         (a) Certificate of Merger between Anonymous Data Corporation an ShareCom, Inc.*
         (b) Articles of Incorporation, as amended for Anonymous Dat Corporation, a Nevada corporation
(3)(ii)  Bylaw
         (a) Bylaws, as amended for Anonymous Data Corporation, a Nevad corporation
(4)      Instruments defining the rights of security holders
(4)(i)   (a) Certificate  of Merger between Anonymous Data Corporation  an
              ShareCom, Inc.**
         (b) Articles of Incorporation, as amended for Anonymous Data Corporation, a Nevada corporation*
         (c) Bylaws, as amended for Anonymous Data Corporation, a Nevada corporation*
(5)      N/A
(8)      N/A
(9)      N/A
(10)     Material Contracts
         (a) Agreement   and   Plan  of  Merger  between   Anonymous   Data
              Corporation and ShareCom**
(11)     Contained in the Financial Statements filed herewith
(13)     N/A
(15)     N/A
(16)     N/A
(17)     N/A
(18)     N/A
(19)     N/A
(20)     Proxy for Annual Meeting of Stockholders***
(21)     N/A
(22)     N/A
(23)     N/A
(24)     N/A
(25)     N/A
(26)     N/A
(99)     Cautionary Statement Regarding Forward Looking Statements****
*    Incorporated by reference. (filed with Form 10SB on March 10, 1999)
**   Incorporated by reference. (filed with Form 8-K on August 3, 2001)
*** Incorporated by reference. (filed on form DEFM 14A on July 13, 2001) **** Incorporated by reference. (filed with Form 10-KSB on May 1, 2001)