Form 10QSB
period 2001-09-30
SHARECOM INC /IL/
filed 2001-11-19
CIK 1077150

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended  September 30, 2001    Commission file number 000-25523


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

                             Yes     X        No


   As of September 30, 2001, there were 16,060,772 shares of common stock outstanding.

                               SHARECOM, INC.
                            FOR THE QUARTER ENDED
                             SEPTEMBER 30, 2001

                                    INDEX

PART I - FINANCIAL INFORMATION                              Page No.

Item 1.        Financial Statements

               Balance Sheet                                          3

               Statements of Operations for the three months and
               nine months ended September 30, 2001 and 2000          4

               Statements of Stockholders' Equity for the period
               ended September 30, 2001                               5

               Statements of Cash Flows for the nine months
               Ended September 30, 2001 and 2001                      6

               Notes  to Financial Statements                         7-14

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operation           14-15


PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                      15

Item 2.        Changes in Securities                                  15

Item 3.        Defaults by the Company upon its
               Senior Securities                                      15

Item 4.        Submission of Matter to a Vote of
               Security Holders                                       15

Item 5.        Other Information                                      16

Item 6.        Exhibits and Reports of Form 8-K                       16

SIGNATURES                                                            17

                               SHARECOM, INC.
               (formerly known as Anonymous Data Corporation)
                      (A Development Stage Enterprise)
                                BALANCE SHEET
                             SEPTEMBER 30, 2001

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $1,278
   Accounts receivable, net of allowance for
doubtful accounts of $21,000                                               -
  Inventory                                                            8,807
                                                                   ---------
       Total current assets                                           10,085

Property and equipment, net of accumulated
depreciation of $19,115                                               29,125

Goodwill, net of accumulated amortization of $17,150                 668,850

Intangible assets, net of accumulated
amortization of $15,562                                               21,787
                                                                   ---------
       TOTAL ASSETS                                                 $729,847
                                                                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $86,876
  Due to shareholder                                                  67,989
  Note payable                                                        39,077
                                                                   ---------
  Total liabilities                                                  193,942
                                                                   ---------
STOCKHOLDERS' EQUITY
  Common stock - $.001 par value; 100,000,000 shares
    authorized; 16,060,772 issued and outstanding                     16,060
  Preferred stock - $.001 par value; 25,000,000 shares
    Authorized, -0- issued and outstanding-
  Additional paid-in capital                                       2,693,940
  Accumulated deficit                                            (2,174,095)
                                                                ------------
  Total stockholders' equity                                         535,905
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $729,847
                                                                ============

   The accompanying notes are an integral part of the financial statement.

                               SHARECOM, INC.
               (formerly known as Anonymous Data Corporation)
                      (A Development Stage Enterprise)
                           STATEMENT OF OPERATIONS

                         For the Nine Months Ended    For the Three Months
                                                              Ended
                               September 30,              September 30,
                             2001         2000          2001         2000
Sales                     $   241,182   $      -      $   61,689      $     -

Cost of sales                 231,619             -       45,868            -
                          ---------------------------------------------------
Gross profit                    9,563             -       15,821            -
                          ---------------------------------------------------
General and
Administrative Expenses
  Depreciation and
amortization                   38,488        19,846       24,263        6,615
  Research and
development                         -     3,488,885            -      882,404
  Selling, general and
administrative expenses     2,125,553       180,380    2,044,088       81,528
                          ---------------------------------------------------
Total general and
administrative expenses     2,164,041     3,689,111    2,068,351      970,547
                          ---------------------------------------------------
Loss from operations      (2,154,478)   (3,689,111)  (2,052,530)    (970,547)
                          ---------------------------------------------------
Other income (expense)
Other income                        -         2,475            -            -
Interest expense                    -      (16,051)            -      (7,746)
                          ---------------------------------------------------
Total other income
(expense)                           -      (13,576)            -      (7,746)
                          ---------------------------------------------------

Loss before provision
for income taxes          (2,154,478)   (3,702,687)  (2,052,530)    (978,293)

Provision for income
taxes                               -             -                         -
                          ---------------------------------------------------
Net loss                 $(2,154,478)  $(3,702,687) $(2,052,530)   $(978,293)
                         ====================================================
Basic and diluted loss   $     (0.14)  $     (0.33)  $    (0.13)   $   (0.09)
per share                ====================================================

   The accompanying notes are an integral part of the financial statement.

                               SHARECOM, INC.
               (formerly known as Anonymous Data Corporation)
                      (A Development Stage Enterprise)
                      STATEMENT OF STOCKHOLDERS" EQUITY

                                        Additional                 Total
                      Common Stock       Paid-in    Accumulated Stockholders
                   Shares      Capital   Capital      Deficit      Equity
Balance at
December 31, 2000
(Restated)         14,000,000  $14,000    $ 10,000   $ (19,617)       $4,383

Acquisition of
assets of
Anonymous Data
(restated for 1
for 322 reverse
stock spilt)           60,772       60     685,940            -      686,000

Issuance of common
stock for
services*           2,000,000    2,000   1,998,000            -    2,000,000

Net loss                    -        -           -  (2,154,478)  (2,154,478)
                  ----------------------------------------------------------
Balance at
September 30, 2001 16,060,772  $16,060  $2,693,940  (2,174,095)     $535,905
                  ==========================================================

*Registered in form S-8 filed on August 7, 2001.
   The accompanying notes are an integral part of the financial statement.

                               SHARECOM, INC.
               (formerly known as Anonymous Data Corporation)
                      (A Development Stage Enterprise)
                          STATEMENTS OF CASH FLOWS

                                                 For the Nine Months Ended
                                                         September 30,
                                                        2001      2000
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                  $(2,154,478)$(3,702,687)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization expense                 38,488     19,846
     Shares issued for services                         2,000,000  3,868,606
  Changes in certain assets and liabilities:
    Decrease in accounts receivable                        46,208          -
    Decrease in inventory                                   3,437          -
    Increase in prepaid expenses                                -  (275,408)
    Increase in accounts payable and accrued expenses      16,258   (22,285)
    Increase in due to shareholder                         12,000          -
                                                       ---------------------
Total cash provided by (used in) operating activities  (  38,087)  (111,928)
                                                       ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in property and equipment                          -  (167,520)
    Increase in intangible assets                               -  ( 17,498)
    Deferred offering costs                                     -          -
                                                       ---------------------
Total cash used in investing activities                         -  (185,018)
                                                       ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                             39,077    (1,528)
    Sales of common stock                                       -    299,906
                                                       ---------------------
                                                           39,077    298,378
                                                       ---------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                              990      1,432

CASH AND CASH EQUIVALENTS - BEGINNING                         288      3,939
                                                       ---------------------
CASH AND CASH EQUIVALENTS - ENDING                    $     1,278     $5,371
                                                      ======================
CASH PAID DURING THE PERIOD FOR:
Interest expense                                   $            - $        -
                                                   =========================
Income taxes                                       $            - $        -
                                                    ========================

   The accompanying notes are an integral part of the financial statement.

                               SHARECOM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

The result of operations for the nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements include the accounts of ShareCom, Inc. (the "Company"), formerly known as Anonymous Data Corporation ("ANYD").

Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of June 27, 2001 between Anonymous Data Corporation ("ANYD"), a Nevada corporation, and ShareCom, Inc. ("ShareCom"), an Illinois corporation, all the outstanding shares of common stock of ShareCom were exchanged for 14,000,000 shares of 144 restricted common stock of ANYD in a transaction in which ANYD was the legal surviving entity pursuant to stockholders approval. (see Note 2 for Reorganization). As a result Sharecom's former shareholders obtaining control of ANYD, this acquisition has been treated as a recapitalization of ShareCom. for accounting purposes

             Pursuant to the terms of the merger agreement, ANYD changed its name to ShareCom, Inc. and authorized a 1 for 322 reverse stock split before the issuance of the 14,000,000 shares.

            Additionally, ANYD changed its trading symbol to "SHCC".

                               SHARECOM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Line of Business
The Company is an Internet e-commerce company selling electronic products to end consumers through its 2WayTalk.com web site and its WeatherRadios.com website.

            Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

            Revenue Recognition
Revenue  is recognized based upon the accrual method of accounting.   Revenue
is recorded at the time of the sale, usually upon shipment of the product.

            Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

            Concentration of Credit Risk
The Company places its cash in what it believes to be credit-worthy financial
institutions.   However,  cash balances may exceed  FDIC  insured  levels  at various times during the year.

            Inventory
Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO"). Inventory consists mainly of finished goods.

            Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets.

            Intangible Assets
Intangible  assets  consist of the Company's costs for the  purchase  of  its
domain  names.   The  costs are being amortized over their  estimated  useful lives of three years.

                               SHARECOM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Intangible Assets (continued)
The Company periodically reviews the recoverability of the asset in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." The Company believes the asset is fully recoverable at December 31, 2000.

            Goodwill
Goodwill represents the cost in excess of the fair market value of the assets acquired pursuant to the acquisition agreement and plan of merger. (see note 1 and 2) Goodwill is being amortized on the straight-line basis over 10 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required.

            Income Taxes
Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

            Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expenses

            Fair Value of Financial Instruments
The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments.

                               SHARECOM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Long-Lived Assets
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

            Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

            Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of SEPTEMBER 30, 2001, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

            Computer Software Costs
Statement of Position ("SOP") No. 98-1 specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

                               SHARECOM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Recent Accounting Pronouncements
On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations

NOTE 2 -  REORGANIZATION

This merger transaction has been accounted for in the financial statements as a public shell merger. As a result of this transaction the former shareholders of ShareCom acquired or exercised control over a majority of the shares of ANYD. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of ShareCom and, therefore, these financial statements represent a continuation of the legal entity, ShareCom, not ANYD, the legal survivor. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

 In accounting for this transaction:

i) ShareCom is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

                               SHARECOM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

NOTE 2 -  REORGANIZATION (Continued)

ii) Control of the net assets and business of ANYD was acquired effective June 27, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of ANYD by ShareCom at the fair value of $686,000. The historical cost of the net assets acquired was $0.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          Due to Related Parties
           b) As of September 30, 2001, the Company has a payable due to an officer totaling $67,989. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") for various expenses. This payable bears interest at the rate of 5% per annum.

NOTE 4 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:
                                                          September 30,
                                                    2001

          Computer hardware and equipment         $ 23,580
          Computer software                         24,660
                                                    48,240
          Less:  Accumulated Depreciation         (19,115)
          Property and Equipment, net             $ 29,125

Depreciation  expense  for  the  nine months ended  September  30,  2001  was
$12,000.
 .
NOTE 5 -  STOCKHOLDERS' EQUITY

Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of June 27, 2001 between ANYD, and ShareCom, all the outstanding shares of common stock of ShareCom were exchanged for 14,000,000 shares of the Company. (See notes 1 and 2)

                               SHARECOM, INC.
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2001

NOTE 5 -  STOCKHOLDERS' EQUITY (Continued)

Pursuant to the terms of the Merger Agreement, ANYD changed its name to ShareCom, Inc. and authorized a 1 for 322 reverse stock split before the issuance of the 14,000,000 shares

Subsequent to the Merger, ShareCom retained the services of various individuals and entities for purposes of assisting ShareCom in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individuals received 2,000,000 shares of the Company's common stock as compensation in consideration for their executing long-term agreements. The shares were registered pursuant to an S-8 registration filed on August 7, 2001.

NOTE 6 -  SUBSEQUENT EVENTS

On October 15, 2001, the Company issued 300,000 shares of its common stock valued at $93,000 for services rendered. The shares were registered in Form S-8 pursuant to the Securities Act of 1933.

On October 12, 2001 the Company executed a 10% Convertible Promissory Note ("Promissory Note") in the sum of $100,000. According to the terms of the Promissory Note interest on the unpaid principal balance shall accrue at the rate of 10% per annum compounded monthly, and shall be payable monthly on the first of each month beginning on November 1, 2001 and continuing through January 1, 2002. Thereafter, said principal and interest shall be amortized over a three year period in equal, consecutive monthly installments with the first monthly installment of $3,226.72 due on February 1, 2002 and monthly installments due on the first day of each month thereafter, with the entire unpaid balance due and payable on or before January 1, 2003. The Company has no right of prepayment of the Note.

The Promissory Note may be converted into Common Stock of the Company, in whole or in part at any time prior to the maturity date (January 1, 2003). The Promissory Note is convertible into the number of shares of Common Stock that represents a 10% ownership of the Common Stock of the Company issued and outstanding as of the date of conversion multiplied by a fraction, the numerator of which shall be the outstanding principal balance and all accrued and unpaid interest on the Note which is intended to be converted and the denominator of which shall be $100,000, provided however, any shares of Common Stock sold after the date hereof at a consideration of at least $0.15 per share shall not be deemed to be issued and outstanding for purposes of this calculation.

In addition to the terms set forth above, the Company agreed to certain Covenants which may restrict the Company from conducting normal operational activities.

NOTE 7    GOING CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependant upon obtaining future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operations.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management all adjusts (consisting only of normal reoccurring adjustments) considered necessary for a fare presentation have been included. For further information, refer to the Financial Statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

Overview

Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of June 27, 2001 between Anonymous Data Corporation ("ANYD"), a Nevada corporation, and ShareCom, Inc. ("ShareCom"), an Illinois corporation, all the outstanding shares of common stock of ShareCom were exchanged for 14,000,000 shares of 144 restricted common stock of ANYD in a transaction in which ANYD was the legal surviving corporation pursuant to stockholders approval. (Agreement and Plan of Merger was filed in a Form 8-K on June 29, 2001) This was approved by the stockholders of ANYD on July 25, 2001 and received a majority vote. The stockholders also approved by a majority vote to a 1:322 reverse split, change of name to ShareCom, Inc. and the election of new directors.

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

Subsequent to the Merger ShareCom retained the services of various individuals and entities for purposes of assisting ShareCom in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individual's received two million (2,000,000) shares of stock compensation in consideration for their executing long-term agreements. The shares were registered pursuant to an S-8 registration filed on August 7, 2001. Additionally on October 15, 2001, the Company issued 300,000 shares of its common stock valued at $93,000 for services rendered. The shares were registered in Form S-8 pursuant to the Securities Act of 1933.

Liquidity and Capital Reserves

As of September 30, 2001 (Unaudited)

As of September 30, 2001, the Company's assets were $729,847, inclusive of $668,850 of Goodwill, and its current liabilities were $193,942. The Company has continued to fund its deficit cash flow from private placements of the Company's common stock and loans. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The Company does not believe that its existing cash balance and internally generated funds from operations will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.

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

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.
None

Item 2.       Changes in Securities.
None.

Item 3.       Defaults by the Company upon its Senior Securities.
None.

Item 4.       Submission of Matter to a Vote of Security Holders.
On July 13, 2001, the Company filed a DEFM 14a Proxy which gave the stockholders the right to vote on the merger between Anonymous Data Corporation and ShareCom, in addition to a 322:1 reverse split, change of name to ShareCom, Inc. and the election of new directors. On July 25, 2001 at a meeting of stockholders all of the matters voted upon received a majority vote and were approved.

Item 5.       Other Information.
On October 15, 2001, the Company issued 300,000 shares of its common stock valued at $93,000 for services rendered.

On October 12, 2001, the Company executed a 10% Convertible Promissory Note ("Promissory Note") in the sum of $100,000. According to the terms of the Promissory Note interest on the unpaid principal balance shall accrue at the rate of 10% per annum compounded monthly, and shall be payable monthly on the first of each month beginning on November 1, 2001 and continuing through January 1, 2002. Thereafter, said principal and interest shall be amortized over a three year period in equal, consecutive monthly installments with the first monthly installment of $3,226.72 due on February 1, 2002 and monthly installments due on the first day of each month thereafter, with the entire unpaid balance due and payable on or before January 1, 2003. The Company has no right of prepayment of the Note.

The Promissory Note may be converted into Common Stock of the Company, in whole or in part at any time prior to the maturity date (January 1, 2003). The Promissory Note is convertible into the number of shares of Common Stock that represents a 10% ownership of the Common Stock of the Company issued and outstanding as of the date of conversion multiplied by a fraction, the numerator of which shall be the outstanding principal balance and all accrued and unpaid interest on the Note which is intended to be converted and the denominator of which shall be $100,000, provided however, any shares of Common Stock sold after the date hereof at a consideration of at least $0.15 per share shall not be deemed to be issued and outstanding for purposes of this calculation.

In addition to the terms set forth above, the Company agreed to certain Covenants which may restrict the Company from conducting normal operational activities.

Item 6.       Exhibits and Reports of Form 8--K.

(a)  See Exhibit Table on Page E-1

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SHARECOM, INC.
(Registrant)



By:/s/ Brad Nordling
    Brad Nordling
     President

Date: November 19, 2001

                              INDEX TO EXHIBITS

Exhibit                            Description
Number
(1)     N/A
(2)     N/A
(3)(i)  Articles of Incorporation
        (a) Certificate of Merger between Anonymous Data Corporation and ShareCom, Inc.**
        (b) Articles of Incorporation, as amended for Anonymous Data Corporation, a Nevada corporation*
(3)(ii) Bylaws
        (a) Bylaws, as amended for Anonymous Data Corporation, a Nevada corporation*
(4)     Instruments defining the rights of security holders:
(4)(i)  (a)   Certificate of Merger between Anonymous Data Corporation and
        ShareCom, Inc.**
        (b) Articles of Incorporation, as amended for Anonymous Data Corporation, a Nevada corporation*
        (c) Bylaws, as amended for Anonymous Data Corporation, a Nevada corporation*
(5)     N/A
(8)     N/A
(9)     N/A
(10)    Material Contracts
        (a)    Agreement  and  Plan  of  Merger  between  Anonymous   Data
        Corporation and ShareCom**
        (b) 10% Convertible Promissory Note for $100,000 dated October 12, 2001. (Filed herewith)
(11)    Contained in the Financial Statements filed herewith
(13)    N/A
(15)    N/A
(16)    N/A
(17)    N/A
(18)    N/A
(19)    N/A
(20)    Proxy for Annual Meeting of Stockholders***
(21)    N/A
(22)    N/A
(23)    N/A
(24)    N/A
(25)    N/A
(26)    N/A
(99)    Cautionary Statement Regarding Forward Looking Statements****
*    Incorporated by reference. (filed with Form 10SB on March 10, 1999)
**   Incorporated by reference. (filed with Form 8-K on August 3, 2001)
*** Incorporated by reference. (filed on form DEFM 14A on July 13, 2001) **** Incorporated by reference. (filed with Form 10-KSB on May 1, 2001)