Form 10QSB/A
period 2001-09-30
SHARECOM INC /IL/
filed 2002-04-12
CIK 1077150

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                     AMENDMENT NO. 1 TO REPORT ON FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
    For the quarter ended September 30, 2001 Commission file number 000-25523
                                 ShareCom, Inc.
             (Exact name of registrant as specified in its charter)

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

                              PURPOSE OF AMENDMENT

This Amendment to the Report on Form 10-Q for the period ended September 30, 2001 is being amended to conform the filing with the disclosure and audited financial statements for the year ended December 31, 2001. In particular, this Amendment states the amount of goodwill as $0, being the correct result of the reverse merger.

The adjustments were identified during the audit for the year ended December 31, 2001. The disclosure in the Amendment is now consistent with the financial information for the year ended December 31, 2001 and is being filed as an amendment to allow for accurate comparative analysis when the report for the year ended December 31, 2001 is filed.

When fully recorded, the adjustments resulted in changes in the Statement of Operations, the Statement of Stockholder's Equity, the Balance Sheet and the Consolidated Statement of Cash Flow and the related Notes. Conforming changes have been reflected in the Management's Discussion and Analysis of Results of Operations.

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

             Statements of Stockholders' Equity (DEFICIENCY) for
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

                               SHARECOM, INC.
                 (formerly known as Anonymous Data Corporation)
                                BALANCE SHEET
                             SEPTEMBER 30, 2001

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $     1,278
   Accounts receivable, net of allowance for
doubtful accounts of $21,000                                               -
  Inventory                                                            8,807
                                                                 -----------
       Total current assets                                           10,085

Property and equipment, net of accumulated
depreciation of $19,115                                               29,125


Intangible assets, net of accumulated
amortization of $15,562                                               21,787
                                                                 -----------
       TOTAL ASSETS                                              $    60,997
                                                                 ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    86,876
  Due to shareholder                                                  67,989
  Note payable                                                        39,077
                                                                 -----------
  Total liabilities                                                  193,942
                                                                 -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock - $.001 par value; 100,000,000 shares
    authorized; 16,060,772 issued and outstanding                     16,060
  Preferred stock - $.001 par value; 25,000,000 shares
    Authorized, -0- issued and outstanding-
  Additional paid-in capital                                       2,007,940
  Accumulated deficit                                             (2,156,945)
                                                                 -----------
  Total stockholders' equity (DEFICIENCY)                           (132,945)
                                                                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)          $    60,997
                                                                 ===========

The accompanying notes are an integral part of the financial statement.

                                 SHARECOM, INC.
                 (formerly known as Anonymous Data Corporation)
                            STATEMENTS OF OPERATIONS

                           For the Nine Months Ended         For the Three Months
                                  September 30,                   September 30,
                              2001           2000             2001            2000
Sales                    $   241,182    $         -      $    61,689      $        -

Cost of sales                231,619              -           45,868               -
                         -----------------------------------------------------------
Gross profit                   9,563              -           15,821               -
                         -----------------------------------------------------------
General and
Administrative Expenses
  Depreciation and
amortization                  21,338         19,846            7,113           6,615
  Research and
development                        -      3,488,885                -         882,404
  Selling, general and
administrative expenses    2,125,553        180,380        2,044,088          81,528
                         -----------------------------------------------------------
Total general and
administrative expenses    2,146,891      3,689,111        2,051,201         970,547
                         -----------------------------------------------------------
Loss from operations      (2,137,328)    (3,689,111)      (2,035,380)       (970,547)
                         -----------------------------------------------------------
Other income (expense)
Other income                       -          2,475                -               -
Interest expense                   -        (16,051)               -          (7,746)
                         -----------------------------------------------------------
Total other income
(expense)                          -        (13,576)               -          (7,746)
                         -----------------------------------------------------------

Loss before provision
for income taxes          (2,137,328)    (3,702,687)      (2,035,380)       (978,293)

Provision for income
taxes                              -              -                                -
                         -----------------------------------------------------------
Net loss                 $(2,137,328)   $(3,702,687)     $(2,035,380)      $(978,293)
                         ===========================================================
Basic and diluted loss
per share                $     (0.14)   $     (0.33)     $     (0.13)      $   (0.09)
                         ===========================================================

The accompanying notes are an integral part of the financial statement.

                                 SHARECOM, INC.
                 (formerly known as Anonymous Data Corporation)
                  STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

                                                 Additional              Total
                            Common Stock          Paid-in       Accumulated Stockholders
                         Shares     Capital       Capital         Deficit        Equity
Balance at
December 31, 2000
(Restated)            14,000,000    $14,000     $   10,000     $   (19,617)     $   4,383

Acquisition of
assets of
Anonymous Data
(restated for 1
for 322 reverse
stock spilt)              60,772         60            (60)              -              -

Issuance of common
stock for
services*              2,000,000      2,000      1,998,000               -      2,000,000

Net loss                       -          -              -      (2,137,328)    (2,137,328)
                     --------------------------------------------------------------------
Balance at
September 30, 2001    16,060,772    $16,060     $2,007,940      (2,156,945)      (132,945)
                     ====================================================================

*Registered in form S-8 filed on August 7, 2001.
The accompanying notes are an integral part of the financial statement.

                                 SHARECOM, INC.
                 (formerly known as Anonymous Data Corporation)
                            STATEMENTS OF CASH FLOWS


                                                             For the Nine Months Ended
                                                                    September 30,
                                                                2001           2000
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                        $(2,137,328)    $(3,702,687)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization expense                      21,338          19,846
     Shares issued for services                              2,000,000       3,868,606
  Changes in certain assets and liabilities:
    Decrease in accounts receivable                             46,208               -
    Decrease in inventory                                        3,437               -
    Increase in prepaid expenses                                     -        (275,408)
    Increase in accounts payable and accrued expenses           16,258         (22,285)
    Increase in due to shareholder                              12,000               -
                                                           ---------------------------
Total cash provided by (used in) operating activities          (38,087)       (111,928)
                                                           ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in property and equipment                               -        (167,520)
    Increase in intangible assets                                    -         (17,498)
    Deferred offering costs                                          -               -
                                                           ---------------------------
Total cash used in investing activities                              -        (185,018)
                                                           ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                                  39,077          (1,528)
    Sales of common stock                                            -         299,906
                                                           ---------------------------
                                                                39,077         298,378
                                                           ---------------------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                   990           1,432

CASH AND CASH EQUIVALENTS - BEGINNING                              288           3,939
                                                           ---------------------------
CASH AND CASH EQUIVALENTS - ENDING                         $     1,278     $     5,371
                                                           ===========================
CASH PAID DURING THE PERIOD FOR:
Interest expense                                           $         -     $         -
                                                           ===========================
Income taxes                                               $         -     $         -
                                                           ===========================


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

Information for the nine months ended September 30, 2000 is that of ANYD since ShareCom's was unavailable.

The accompanying financial statements include the accounts of ShareCom, Inc. (the "Company"), formerly known as Anonymous Data Corporation ("ANYD").

Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of June 27, 2001 between Anonymous Data Corporation ("ANYD"), a Nevada corporation, and ShareCom, Inc. ("ShareCom"), an Illinois corporation, all the outstanding shares of common stock of ShareCom were exchanged for 14,000,000 shares of 144 restricted common stock of ANYD in a transaction in which ANYD was the legal surviving entity pursuant to stockholders approval. (see Note 2 for Reorganization). As a result Sharecom's former shareholders obtained control of ANYD, therefore this acquisition has been treated as a recapitalization of ShareCom. for accounting purposes

Pursuant to the terms of the merger agreement, ANYD changed its name to ShareCom, Inc. and authorized a 1 for 322 reverse stock split before the issuance of the 14,000,000 shares.

Additionally, ANYD changed its trading symbol to "SHCC".

The financial statements presented include the accounts of ShareCom organized under the laws of The State of Illinois on June 7, 2000. For the period from January 1, 1999 to June 6, 2000, the company operated under 2 Way Talk, an unincorporated business.

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

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 2 - REORGANIZATION (Continued)

ii) Control of the net assets and business of ANYD was acquired effective June 27, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of ANYD which were valued at $0.

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

Promissory Note

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

On March 6, 2002, the note holder informed the Company that due to the violation of the covenants, the Note is in default and interest should accrue at the default rate of 18%.

Common Stock Issuances

On October 17, 2001, the Company issued 300,000 shares of the Company's common stock to consultants valued at $48,000.

On November 13, 2001, the Company issued 130,000,000 options at $.000923 to consultants. On November 20, 2001, these options were exercised, and $6,500,000 of consulting expenses was recognized during the year.

On November 20, 2001, the Company issued 550,000,000 shares of the Company's restricted common stock to its CEO and principal shareholder in lieu of compensation for $27,500,000.

On December 13, 2001, the Company issued 15,000,000 shares of the Company's common stock to a consultant valued at $232,500.

Stock Options

On November 13, 2001, the Company issued 130,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.000923 per share in relation to a consulting agreement. The Company recognized an expense totaling $6,380,010 relating to the issuance. On November 20, 2001, these options were exercised for $119,990.

On January 4, 2002, the Company issued 35,000,000 options to purchase common stock at an exercise price of $.003 per share relating to a consulting agreement. These options were subsequently exercised.

Consulting Agreements

On November 13, 2001, the Company entered into two consulting agreements to render various business services to the Company. Each agreement is for a term of 13 months, ending on December 31, 2002. As compensation, the Company granted each consultant the option to purchase 65,000,000 shares of the Company's common stock at an exercise price of $0.000923 per share, which expires on November 30, 2005. The value of the options granted as of the grant date was $6,380,000.

On January 4, 2002, the Company entered into a consulting agreement to render various business services to the Company. The agreement is for a term of 13 months, ending on January 31, 2003. As compensation, the company granted the consultant the option to purchase 35,000,000 shares of the Company's common stock at an exercise price of $0.003 per share, which expires on January 4, 2006. The value of the options granted as of the grant date was $350,000.

SEC Inquiries

Subsequent to December 31, 2001, the Company became the subject of inquiries from both the Unites States Securities and Exchange Commission and the Division of Securities of the State of Georgia relating to certain information about the Company that was faxed and e-mailed by the Company's public relations firm to members of the financial marketplace. The Company has responded to each of these inquiries and believes that it has addressed the concerns of both agencies.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes for the year ended December 31, 2000 included in its form 8K filed on August 3, 2001. The discussion of results, causes, and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

NINE MONTHS ENDED AND THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

Results of operations

The Company's net loss for the nine months ended and three months ended September 30, 2001 was approximately $(2,137,328) and $(2,035,380). The primary reason for the net loss was the Company's issuance of 2,000,000 shares of common stock for services valued at $2,000,000 and included in General and administrative expenses.

Information presented for comparative purposes is that of ANYD since ShareCom's was not available.

Liquidity and Capital Reserves

As of September 30, 2001 (Unaudited)


As of September 30, 2001, the Company's assets were $60,997, and its current liabilities were $193,942. The Company has continued to fund its deficit cash flow from private placements of the Company's common stock and loans. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. The Company does not believe that its existing cash balance and internally generated funds from operations will provide the liquidity required to satisfy the Company's working capital needs and anticipated capital expenditures for the next fiscal year. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward- looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Date: April 12, 2002

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