Form 10KSB
period 2001-12-31
SHARECOM INC /IL/
filed 2002-04-12
CIK 1077150

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from          to
                         Commission File No. 333-74628
                                 Sharecom, Inc.
                 (Name of small business Issuer in its charter)

             Nevada                               86-0857752
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No.)

430 Wanda Lane                                    60067
Palatine, Illinois                                (Zip Code)
(Address of principal executive offices)
                   Issuer's telephone number: (847) 991-0569
          Securities to be registered under Section 12(b) of the Act:

      Title of each class        Name of each exchange on which registered
         Common Stock                            OTCBB

          Securities to be registered under Section 12(g) of the Act:
                                      None
                                (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State Issuer's revenues for its most recent fiscal year.........$250,283

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,635,829 on December 31, 2001.

     (Issuers involved in bankruptcy proceedings during the past five years) Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

     (Applicable only to corporate registrants) State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 746,360,761 as of April 1, 2002.

     Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

    Transitional Small Business Disclosure Form (Check One): Yes [_] No [X]

                               TABLE OF CONTENTS

Forward Looking Statements

                                     PART I

Item 1.  Description of the Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions

                                    PART IV

Item 13. Exhibits, Financial Statements and Financial Statement Schedules

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products, the Company's ability to develop new products cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products using improved or alternative technology, the retention of key employees and general economic conditions.

There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

THE COMPANY

ShareCom, Inc. ("SHCC"), is a Nevada corporation formerly known as Anonymous Data, founded in 1996. We are the successor to a corporation founded in 2001 by Brad Nordling as ShareCom, Inc, an Illinois corporation. We are an importer and distributor, based in Palatine, IL, for a line of NOAA Weather Radio products, CB Radios, and other 2-way radio products.

We began operations in 1994 as a sole proprietorship name Shared Computer Services. Our business began with Local Area Network (LAN) installations and upgrades. We also became involved in the design and development of Internet web sites for various organizations. Our first e-commerce web site, 2WayTalk.com, became operational in 1998. Subsequent web sites including WeatherRadios.com, CBRadios.com, and WalkieTalkies.com have been operational since 2000.

In July 2001, we completed a reverse acquisition with Anonymous Data, Inc., a public, reporting company founded in 1996. On the same date, Anonymous Data, Inc. changed its name to ShareCom, Inc. and moved its headquarters to Palatine, Illinois. The transaction was structured as a share exchange, in which Brad Nordling exchanged all of his shares in the privately held SHCC for common shares of Anonymous Data, Inc.

The purposes of this transaction were to give SHCC access to a public financing market; to create a new corporate vehicle with which to build a more expansive electronics importer infrastructure, and to enable SHCC to leverage its direct marketing and distribution channel efforts. Currently, we are actively pursuing acquisitions and strategic relationships in order to enhance revenues base and provide a more expansive distribution channels.


OVERVIEW

Our principal business is the NOAA Weather Radio category of home electronics. NOAA Weather Radio is a public service provided by the National Weather Service which has more than 650 transmitters across the United States. In addition to broadcasting weather information such as current conditions and forecasts, NOAA Weather Radio also broadcasts emergency alerts to notify people that a dangerous situation requires their immediate attention. This is especially important for people while they are sleeping. Like a smoke detector, a NOAA Weather Radio receiver will sound the alert so a family can be aware of the situation and take appropriate action. In addition to weather related emergencies, NOAA Weather Radio also sends out alerts for non-weather emergencies such as Terrorism Attacks, Chemical Releases, Oil Spills, Prison Breaks, nuclear power plant emergencies, and other local and national emergencies. The goal of the federal government is to have a NOAA Weather Radio receiver in every home and business in the United States.

A feature of the NOAA Weather Radio system that started in 1997 is called Specific Area Message Encoding (S.A.M.E.). This identifies the specific area to which the alert applies. A receiver that has S.A.M.E. capabilities can be programmed so that it will only sound the alert if it is for its specific area. This eliminates false alarms caused by an alert that is for a different area in the transmitter's broadcast range.

Through 2000 and into 2001, the Company has been a distributor of existing NOAA Weather Radio receivers manufactured by various companies. Because of a shortage of products available, and to satisfy the increasing number of orders for these products, ShareCom developed our own line of NOAA Weather Radio receivers. All ShareCom receivers incorporate S.A.M.E. technology. Our entry-level model, the WRP-500, is a low-priced, S.A.M.E enabled NOAA Weather Radio with battery backup. This radio will be marketed to end-consumers and to municipalities wishing to acquire a large number of receivers for distribution throughout their area. The WRP-500 is a high-end NOAA Weather Radio receiver that has software installed for advanced capabilities and ease of programming. With a large display screen and built-in maps and S.A.M.E codes, a user needs only to scroll to their state and county and press "enter" to program their radio. The third product, the WRP-900, is a revolutionary product that ShareCom owns exclusively and jointly shares the patent on. It is the only NOAA Weather Radio that connects to a computer to send the alert to the computer's screen. If the computer is connected to a network, it also will send the alert to every computer on the network. It also will send an email to any user so a person can receive it remotely via their cell phone, PDA, pager or fax machine. When these three products have been fully developed and produced, three additional products are in line to also be developed. ShareCom intends to have the most complete line of NOAA Weather Radio products available anywhere.

REVENUE SOURCES

ShareCom currently generates approximately 50% of its revenue through distributors and bidding processes with municipalities, 40% via e-commerce sales through co-promotional agreements and group discounts, and 10% through full-priced, e-commerce sales. Our business plan calls for us to now start to acquire both Retail and catalog placement to further increase product sales.

COMPETITION

The manufacturers that are producing NOAA Weather Radio products have decreased during 2001 and there is less competition now for high quality receivers. Several Internet sites do carry these products and we compete with them for distribution of our products. However, as our product line expands, we will of course no longer carry the products manufactured by other companies and will be only marketing our products. The same Internet sites we now compete with will be one of our major distribution channels, as they will be carrying our product line. This has already started and we have begun to sign up dealers who have been placing orders with us for our ShareCom line of NOAA Weather Radio receivers. We have confidence that our product line will make the ShareCom receiver the preferred choice for consumers.

PRODUCTS

During 2001, the availability of the products that we market decreased with the discontinuation of two brands that we distributed. To control product availability, we entered into an agreement with Maxwood Technologies, a division of Nikko Electronics of Japan to design, develop and import our proprietary line of NOAA Weather Radio products under the ShareCom name. To date, three products have been announced: the entry level WRP-50, the high-end WRP-500 and our patented product, the WRP-900. The WRP-500 was developed first and arrived at our facilities on March 4, 2002. With product availability concerns overcome, our revenues should see a steady increase during 2002.

ALLIANCES

On Jan. 17, 2002, we announced the formation of a strategic alliance with Maxwood Technology LTD., an affiliate and partner of NIKKO Electronics BHD and NIKKO CO., LTD.--to design, develop, manufacture, market and sell specialized unique Emergency Weather Radio Products never before seen by consumer electronics industry. The partnership has developed three specialized products that ShareCom has introduced, including the latest Homeland Security device, the WRP-900, introduced at the 2002 Consumer Electronics Show.

Maxwood Technology Ltd., a design and engineering company, is affiliated with NIKKO CO., LTD., the world's largest producer of remote control products and NIKKO Electronic BHD, the publicly traded Malaysian manufacturing arm of NIKKO CO., Ltd. Maxwood Technology products include remote control toys, PDA's, international Translators, GPS, NOAA Weather Radios, WMA digital audio and MP3 digital audio portable players, pocket PC, cellular phone interface devices, electronic kick boards, and financial pagers. In 2001, NIKKO produced 11.2 million remote control products.

MARKETING

Our products also are marketed through our Internet e-commerce site, WeatherRadios.com. We have several co-promotional programs that are designed to increase consumer awareness about the NOAA Weather Radio system and to show the different product options available to consumers. There are give-away programs geared for television stations, employee discount programs for corporations, fund raising programs for charitable organizations, and volume discount options for municipalities. An authorized dealership program also has begun and several dealer applications have already been accepted and initial orders have been received. In addition to these marketing avenues, several catalog opportunities have begun with placement to start in May, 2002. The business product, the WRP-900, will be sold through a distribution channel of authorized business re-sellers, which presently is being negotiated.

CUSTOMERS

Our customer base reflects the goal of the National Weather Service:

     "Our goal is to someday have a NOAA Weather Radio in every home, just like a smoke detector, and in all schools, hospitals and other public gathering places." Dr. Elbert W. Friday, Jr., former Director, National Weather Service.

The product category is known most for the alert capabilities available during severe storms, such as tornadoes and hurricanes. This results in a concentration of sales in the area known as "Tornado Alley", which runs through the center of the United States from Texas, Louisiana and Alabama up through Oklahoma, Kansas, Missouri, Iowa and Minnesota. The NOAA Weather Radio system also provides alerts for non-weather emergencies such as terrorist attacks, oil spills, chemical Releases and National Emergencies. The post 9/11 increased awareness of the need for non-weather related alerts, and opened up our customer base to the entire United States, including all homes and businesses.

RESEARCH AND DEVELOPMENT ACTIVITIES

In fiscal 2001, which ended December 31, 2001, our Research and Development expenses were carried by our development partner, Maxwood Technologies Limited. These R&D activities included NOAA Weather Radio Product design & development.

EMPLOYEES

As of December 31, 2001, the Company had 3 full-time employees. The Company also contracted with other personnel and subcontractors for various projects on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The Company relocated its headquarters during the year from 1251 N. Sherwood Ln., Palatine, IL 60067 to 430 Wanda Lane, Palatine, IL 60067, increasing in size from 650 square feet to 2,000 square feet. This includes the executive offices, research and development facility and warehouse. The facility is in good condition with no material defects or deferred maintenance. The facility is leased from unaffiliated third parties under a lease that began December 1, 2001 and ends November 30, 2003. Management believes that its existing facility space currently under lease is sufficient for its current activities and potential growth in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's operating results.

The Company currently is the subject of inquiries from both the United States Securities and Exchange Commission and the Division of Securities of the State of Georgia relating to certain information about the Company that was faxed and e-mailed to members of the financial marketplace. The Company has responded to each of these inquiries and believes that it has addressed the concerns of both agencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders since June 27, 2001; the date of the Company's merger with Anonymous Data Corporation.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "SHCC".

The range of high and low sale prices of the Company's Common Stock, as reported on the OTC from January 1, 2001 through December 31, 2001 were $35.37 and $.011 respectively.

Holders. As of December 31, 2001, there were approximately 136 holders of record of the shares.

Dividends. The Company has never declared or paid a dividend on its Common Stock, and management expects that a substantial portion of the Company's earnings, if any, for the foreseeable future will be used to expand loan origination and servicing capabilities. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors such as loan covenants or other contractual obligations.

Related Stockholder Matters

Mr. Brad Nordling the Company's president and principal stockholder expects to enter into an agreement to sell all of his shares of common stock in the Company to an unaffiliated third party. Mr. Nordling holds 432,551,000 shares representing approximately 58% of the issued and outstanding shares of the Company. This transaction is expected to close on or about April 12, 2002 and will result in a change of control of the company. The consideration for the asset transfer is Mr. Nordling's forgiveness of his loans to Company of approximately $97,201.

The Company also expects to enter into an Asset Purchase Agreement with US Alert, Inc., an Illinois corporation ("USAI"), which provides for USAI to purchase substantially all of the assets and business of the Company. Mr. Nordling is the president of both the Company and USAI. This transaction is expected to close on or before April 12, 2002. If the asset purchase is consummated, the Company will have no current business operations. It is expected that USAI will operate the business of the Company on a private basis.

The Company also has been advised by counsel for the holder of a certain $100,000 Convertible 10% Promissory Note issued by the Company that it is the position of such holder that the Note is in default.

A portion of the consideration for Mr. Nordlings sale of his shares, is the payment of this note by the purchaser of the shares.

Item 6.  Management's Discussion and Analysis on Plan of Operation

                             Management's Discussion
                                       And
                        Analysis of Results of Operations

ShareCom, Inc. ("SHCC"), is a Nevada corporation formerly known as Anonymous Data, founded in 1996. SHCC is the successor to a corporation founded in 2001 by Brad Nordling as ShareCom, Inc, an Illinois corporation. SHCC is an importer and distributor, based in Palatine, IL, for a complete line of NOAA Weather Radio products, CB Radios, and other 2-way radio products.

SHCC began operations in 1994 as a sole proprietorship named Shared Computer Services. The business began with Local Area Network (LAN) installations and upgrades. The Company also became involved in the design and development of Internet web sites for various organizations. SHCC's first e-commerce web site, 2WayTalk.com, became operational in 1998 and has been generating revenue since then. Subsequent web sites including WeatherRadios.com, CBRadios.com, and WalkieTalkies.com have been generating revenues since 2000.

In July 2001, SHCC completed a reverse acquisition with Anonymous Data, Inc., a public, reporting company founded in 1996. On the same date, Anonymous Data, Inc. changed its name to ShareCom, Inc. and moved its headquarters to Palatine, IL. The transaction was structured as a share exchange in which Brad Nordling exchanged all of his shares in the privately held SHCC for 12,551,000 common shares of Anonymous Data, Inc. The corporate relationships are the result of transactions in 2001, through which SHCC became the reporting, trading, development stage Nevada Corporation with shares publicly traded on the NASDAQ Bulletin Board.

Results of Operations

                      For the Year Ended December 31, 2001
                  Compared to the Year Ended December 31, 2000.

Net revenues (principally from sales of weather radios and ancillary products) for the year ended December 31, 2001 decreased from $380,835 to $250,283 (34%). The reduction was principally the result of delays in the development and manufacturing of SHCC's proprietary line of the weather radios during the fourth quarter of 2001. In addition, their manufacturers discontinued two (2) of the brands distributed by SHCC. The decrease is also the result of various product promotions offered in an attempt to increase the volume.

The decrease in net revenues between the two years of $130,552 (34%) was reflected in a reduction in gross profits, which decreased from $130,003 in 2000 to $16,786 in 2001, reflecting a net decrease of $113,217 (87%). The gross profit margins reflect both the decrease in net revenues and increased product costs from 3rd party manufacturers.

The decrease in net revenues as well as a $36,266,131 increase in total operating expenses (consisting principally of the $36,160,510 in non-cash compensation described below) from $120,368 in 2000 to $36,386,499 in 2001, resulted in a loss from operations in 2001 of $36,369,713 compared to income from operations in 2000 of $9,635. The increase in loss from operations for 2001 as compared to 2000 was $36,379,348.

During 2001, SHCC issued 550,000,000 common shares to Brad Nordling as compensation for past services rendered to SHCC, and as compensation for Mr. Nordling's personally guaranteeing certain debts of the company and for the advancement of personal funds for working capital purposes. In addition, SHCC issued 147,300,000 common shares as compensation to various consultants and professionals. Under GAAP, SHCC is required to record these amounts as compensation expense based on the market price of SHCC shares on the date of issuance, net of any cash proceeds. As a result, SHCC recorded $36,160,510 in non-cash compensation, which has been reflected as consulting fees (collectively "Non-Cash Compensation").

The increase in operating costs also resulted from SHCC's status as a public entity, which accounted for a $66,803 increase in amounts for professional fees and a $12,216 aggregate increase in other general and administrative expenses during 2001 as compared to 2000. In addition, SHCC experienced aggregate increases of $12,542 for compensation to officers and in other compensation related costs, rents, advertising and related items, principally in connection with the expanded operating requirements.

Costs of Goods Sold

Cost of Goods sold (principally consisting of weather radios and ancillary products) decreased from $250,832 in 2000 to $233,497 in 2001, which represents a net decrease of $17,335 (7%). The decrease is primarily the result of the decrease in net revenues as offset by increase in general product costs.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased from $120,368 in 2000 to $36,386,449 in 2001, for an overall increase of $36,266,131. The increase consisted principally of the $36,160,510 of non-cash compensations to officers and consultants and other professionals, an increase in professional fees from $8,295 in 2000 to $75,098 in 2001 (principally the result of expenses related to SHCC's change to a publicly traded enterprise), an increase in salary expense from $0 in 2000 to $12,542 in 2001 (the result of changing the status of SHCC's three officers from independent contractors to salaried employees during the fourth quarter), and an increase in other general and administrative expenses from $27,588 in 2000 to $39,804 in 2001 (principally the result of increase in expenses to accommodate the new public company status and requirements, and the expanded staffing and overhead costs to accommodate the sales and administrative personnel required to accommodate SHCC's future sales plan and administration matters). The level of non-cash compensation, which was reflected in 2001, is not expected to be a recurring item in future periods because the funding requirements and organizational and planning issues requiring outside consultants have generally been satisfied. SHCC anticipates that other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

Interest Expense and Outstanding Loans

Interest expense increased from $1,569 in 2000 to $8,312 in 2001, for a net increase of $6,743 (430%). The increase is principally the result of interest on the convertible note payable in the amount of $100,000. The increase is also the result of the interest on the Due to Officer loan. The principal balance on the loan decreased from $55,989 in 2000 to $44,318 in 2001.

Liquidity and Capital Resources

The balance of cash and cash equivalents at December 31, 2001 was $68,688 which was an increase of $68,400 from the balance at December 31, 2000 of $288. The increase in cash was principally the result of collections of accounts receivable of $32,208, proceeds from the issuance of a convertible note payable of $100,000 and the proceeds from the exercise of various stock options of $119,990, offset by net cash used in operating activities of $183,798. The increase in cash and cash equivalents of $68,400 and the decrease in accounts receivable of $46,208, which was the result of $32,208 in collection and a write-off of $14,000 in accounts, together with an increase in prepaid expenses of $3,635 and a decrease in inventory of $3,609, resulted in an increase in the total current assets of $22,218 from December 31, 2000 to December 31, 2001.

Total current liabilities increased by $84,608 from December 31, 2000 to December 31, 2001, principally the result of the issue of a convertible note payable for $100,000 offset by a decrease in accounts payable and accrued expenses of $3,721 and a decrease in the balance due to related party of $11,671.

During the year ended December 31, 2001, SHCC issued 697,445,330 common shares, of which 130,000,000 were issued upon the exercise of stock options. The exercise of stock options resulted in cash proceeds of $119,990 and non-cash compensation of $6,380,010 for a total increase in capital of $6,500,000. In addition, 567,300,000 common shares were issued for services, which resulted in non-cash compensation and an addition to capital of $29,780,500. In addition, SHCC's principal shareholder contributed $11,000 in-kind for rent on the company's office space. The cash proceeds received, together with the non-cash compensation and the operating loss for the year after reduction for the non-cash compensation of $217,349, resulted in a total stockholder's deficit of $81,976 at December 31, 2001 compared to total stockholder's equity at December 31, 2000 of $4,383.

The additional capital received as cash was applied to meet working capital requirements.

Management is currently pursuing various initiatives to expand SHCC's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will require additional capital funding which SHCC hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms. SHCC intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to SHCC's long-term business objectives.

Accounting Matters

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards, which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the

Company, which would have a material effect on the financial position or results of operation of the Company.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Merdinger, Fruchter, Rosen & Corso (the Company's accountants) dated April __, 2002, included elsewhere in this report, are incorporated by reference in answer to this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in a Current Report on Form 8-K, dated July 25, 2001, the Company changed accountants from Piercy, Bowler, Taylor and Kern to Merdinger, Fruchter, Rosen and Corso of Los Angeles, California effective as of July 30, 2001. The change related to the economics of the engagement and was not caused by a disagreement with the prior accountants.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information, as of April 12, 2002, concerning the Company's directors and executive officers:

Name                     Age       Position                      Since

Bradley M. Nordling      43        Chairman, CEO, President      July 2001
Michele Smith            50        Secretary, Treasurer          July 2001

Brad Nordling- Brad Founded ShareCom in 1994 as Shared Computer Services. Early services offered included Local Area Network installations and upgrades. Web site development started in late 1996 and online shopping through 2 Way Talk and then WeatherRadios.com began in January 1999. Brad has been full-time at ShareCom since October 1, 2000. Before that, he also held outside positions, most recently at I-Jam Multimedia as Director of Information Technology. Brad began there in July 1999, creating their e-commerce on line presence. Before I-Jam, Brad was a Senior Developer for PowerCerv, an ERP Software producer. Starting in April 1997, Brad was in charge of developing and implementing customized systems for various corporate clients including Fiskars and Lutheran Brotherhood. Prior to PowerCerv, Brad was a Senior Staff Programmer at a major insurance company at the conclusion of his ten-year career there.

Michele Smith, Secretary/Treasurer. Michele started at ShareCom in March 2000 and holds a variety of responsibilities. She is in charge of all website development and maintenance for the WeatherRadio.com site. In addition to all her technical skills, she is in charge of all customer service at ShareCom. She handles all customer follow-ups for order status inquires and product returns. Michele's duties also include keeping all financial records for the company and working with accountants for monthly and annual reconciliation. Prior to coming to ShareCom, Michele was customer service specialist for

Amercian Online. She began there in 1996, handling customer calls and monitoring various chat rooms and message boards. She also managed the accounting for her husband's own business.

There are no family relationships between any of the above persons.

ITEM 10. EXECUTIVE COMPENSATION

Mr. Nordling as president of the Company is not currently receiving a salary or other compensation from the Company, and Ms. Michele Smith is currently earning $3,000.00 per month.

OPTION GRANTS IN FISCAL YEAR 2000


                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                     AND OPTION VALUES AT DECEMBER 31, 2001

The following table provides summary information concerning the shares of common stock represented by outstanding stock options held by our Chief Executive Officer and two other executive officers as of December 31, 2001.

                             Year-End Option Values

                           LONG-TERM INCENTIVE PLANS

As of Decemeber 31, 2001 there is no long-term incentive plan.

                              Director Compensation

Directors of the Company received no director compensation in 2001

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 12, 2002, by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Named Executive Officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable. As of April 2, 2001 there were 746,360,761 shares outstanding.

                                                                         Percent
                                           Number of Shares         Beneficially
Name of Beneficial Owner (1)             Beneficially Owned            Owned (1)
---------------------------              ------------------         ------------
Bradley M. Nordling                             432,551,000              57.95%
Michele Smith                                        49,000(1)

All directors and executive officers
as a group (5 persons)

--------------

(1) Less than 1.0%

--------------------------------------------------------------------------------
      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission reports detailing their ownership of existing equity securities and changes in such ownership. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all filed Section 16(a) forms.

Based solely on review of the copies of such forms furnished to us, we believe that all officers, directors and greater than 10% stockholders complied with the filing requirements of Section 16(a).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules

Indexes to financial statements appear after the signature page to this Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARECOM, INC.
(Registrant)

                             By: /s/ Brad Nordling
                                     Brad Nordling
                                     President

Date: April 11, 2002

                                 SHARECOM, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                 SHARECOM, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

Independent auditors' report                                                1

Balance sheets                                                              2

Statements of operations                                                    3

Statement of stockholders' equity (deficiency)                              4

Statements of cash flows                                                  5 - 6

Notes to financial statements                                            7 - 20

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SHARECOM, INC.

We have audited the accompanying balance sheets of ShareCom, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ShareCom, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred recurring losses and a negative cash flow from operations, as well as a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants

Los Angeles, California
April 10, 2002

                                 SHARECOM, INC.
                                 BALANCE SHEETS

                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                              2001                2000
                                                                                        ----------------     --------------
       ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                            $         68,688    $           288
   Accounts receivable, net of allowance for
     doubtful accounts of $21,000 and $7,000                                                           -             46,208
   Prepaid expense                                                                                 3,635                  -
   Inventory                                                                                       8,635             12,244
                                                                                        ----------------    ---------------
         Total current assets                                                                     80,958             58,740

Property and equipment, net of accumulated
   depreciation of $20,208 and $7,115                                                             29,606             41,125

Intangible assets, net of accumulated amortization
   of $18,675 and $6,225                                                                          18,675             31,125
                                                                                        ----------------    ---------------

         TOTAL ASSETS                                                                   $        129,239    $       130,990
                                                                                        ================    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                              $         66,897             70,618
     Convertible note payable                                                                    100,000                  -
     Due to related party                                                                         44,318             55,989
                                                                                        ----------------    ---------------
         Total liabilities                                                                       211,215            126,607
                                                                                        ----------------    ---------------

Commitments and contingencies                                                                          -                  -

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock - .001 par value; 750,000,000 and
    100,000,000 shares authorized; 711,360,722 and
    14,000,000 shares issued and outstanding                                                     711,361             14,000
   Additional paid-in capital                                                                 35,604,139             10,000
   Accumulated deficit                                                                       (36,397,476)           (19,617)
                                                                                        ----------------    ---------------
         Total stockholders' equity (deficiency)                                                 (81,976)             4,383
                                                                                        ----------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)                                                           $        129,239    $       130,990
                                                                                        ================    ===============



The accompanying notes are an integral part of the financial statements.

                                 SHARECOM, INC.
                            STATEMENTS OF OPERATIONS

                                                                                                 For the Year Ended
                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                              2001                2000
                                                                                        ----------------    ---------------
REVENUE, net                                                                            $        250,283   $        380,835

COST OF GOODS SOLD                                                                               233,497            250,832
                                                                                        ----------------    ---------------

GROSS PROFIT                                                                                      16,786            130,003
                                                                                        ----------------    ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting fees                                                                            36,160,510                  -
   Professional fees                                                                              75,098              8,295
   Domain fees                                                                                     2,490              2,429
   Outside services                                                                               27,958             27,187
   Insurance expense                                                                               1,637              1,873
   Bad debt expense                                                                               14,000              7,000
   Depreciation and amortization expense                                                          25,543             12,485
   Travel and entertainment expense                                                               12,107             14,605
   Rent expense                                                                                   12,975             12,000
   Advertising expense                                                                             1,835              6,906
   Salary expense                                                                                 12,542                  -
   Other general and administrative expenses                                                      39,804             27,588
                                                                                        ----------------    ---------------
     Total selling, general and administrative expenses                                       36,386,499            120,368
                                                                                        ----------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                                                (36,369,713)             9,635

OTHER EXPENSES
   Interest income                                                                                   166                  -
   Interest expense                                                                               (8,312)            (1,569)
                                                                                        ----------------    ---------------
   Total other income expense                                                                     (8,146)            (1,569)
                                                                                        ----------------    ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                              (36,377,859)             8,066

PROVISION FOR INCOME TAXES                                                                             -                  -
                                                                                        ----------------    ---------------

NET INCOME (LOSS)                                                                       $    (36,377,859)   $         8,066
                                                                                        ================    ===============

LOSS PER SHARE - basic and diluted                                                      $          (0.36)   $             -
                                                                                        ================    ===============



The accompanying notes are an integral part of the financial statements.

                                 SHARECOM, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                             Common Stock                 Additional
                                    --------------------------------       Paid-in         Accumulated
                                       Shares            Capital           Capital           Deficit             Total
                                    --------------    --------------   ----------------  -----------------  ---------------
Balance, December 31, 1999
 (restated)                            14,000,000     $      14,000    $        (2,000)  $        (27,683)  $       (15,683)


Net income for the year ended
 December 31, 2000                              -                 -                  -              8,066             8,066

Capital contributions                           -                 -             12,000                  -            12,000
                                    -------------     -------------    ----------------  ----------------   ---------------

Balance, December 31, 2000             14,000,000            14,000             10,000            (19,617)            4,383

Acquisition of assets of
 Anonymous Data (restated for
 1 for 322 reverse stock split)            60,772                61                (61)                 -                 -

Issuance of common stock
 for services                         567,300,000           567,300         29,213,200                  -        29,780,500

Net loss for the year ended
 December 31, 2001                              -                 -                  -        (36,377,859)      (36,377,859)

Issuance of stock options                       -                 -          6,380,010                  -         6,380,010

Exercise of stock options             130,000,000           130,000            (10,010)                 -           119,990

Capital contributions                           -                 -             11,000                  -            11,000
                                    -------------     -------------    ---------------   ----------------   ---------------

Balance, December 31, 2001            711,360,722     $     711,361    $    35,604,139   $    (36,397,476)  $       (81,976)
                                    =============     =============    ===============   ================   ===============




The accompanying notes are an integral part of the financial statements.

                                 SHARECOM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                 For the Year Ended
                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                              2001                2000
                                                                                        ----------------    ---------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                                                                  $    (36,377,859)   $         8,066
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
         Depreciation and amortization expense                                                    25,543             12,485
         Common stock issued for services                                                     29,780,500                  -
         Issuance of stock options for services                                                6,380,010                  -
         Bad debt expense                                                                         14,000              7,000
         Rent expense                                                                             11,000             12,000
   Changes in certain assets and liabilities:
     (Increase) decrease in accounts receivable                                                   32,208            (53,208)
     (Increase) decrease in inventory                                                              3,609            (12,244)
     Increase in other assets                                                                     (3,635)                 -
     Increase (decrease) in accounts payable and accrued expenses                                 (3,721)            56,118
                                                                                        ----------------    ---------------
Total cash provided by (used in) operating activities                                           (138,345)            30,217
                                                                                        ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in property and equipment                                                           (1,574)           (39,690)
     Increase in intangible assets                                                                     -            (37,350)
                                                                                        ----------------    ---------------
Total cash used in investing activities                                                           (1,574)           (77,040)
                                                                                        ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from note payable                                                                  100,000                  -
     Increase (decrease) in due to related party                                                 (11,671)            43,507
     Exercise of stock options                                                                   119,990                  -
                                                                                        ----------------    ---------------
Total cash (used in) provided by financing activities                                            208,319             43,507
                                                                                        ----------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              68,400             (3,316)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                        288              3,604
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                 $         68,688    $           288
                                                                                        ================    ===============

CASH PAID DURING THE YEAR FOR:
     Interest expense                                                                   $              -    $             -
                                                                                        ================    ===============
     Income taxes                                                                       $              -    $             -
                                                                                        ================    ===============



The accompanying notes are an integral part of the financial statements.

                                 SHARECOM, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




NON-CASH FINANCING ACTIVITIES:

..    During the year ended December 31, 2001, the Company issued 130,000,000 options to purchase the Company's common stock at $0.000923 per common share. These options were converted during the year. The Company incurred $6,380,010 consulting expense relating to the options (see Note 7 - Stock Options).

..    During the year ended December 31, 2001, the Company issued 2,300,000 shares to consultants for services totaling $2,048,000 (see Note 7 - Common Stock Issuance).

..    During the year ended December 31, 2001, the Company issued 15,000,000 shares to consultants for services valued at $232,500 (see Note 7 - Common Stock Issuance).

..    During the year ended December 31, 2001, the Company issued 550,000,000 shares of the Company's restricted common stock to its president valued at $27,500,000 for services (see Notes 3 and 7 - Common Stock Issuance).

..    During the year ended December 31, 2001, the Company entered into a public shell merger (see Notes 1 and 3).

..    During the years ended December 31, 2001 and 2000, the Company had $11,000 and $12,000, respectively, of rent expense contributed by a Shareholder of the Company (see Note 3).











The accompanying notes are an integral part of the financial statements.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          --------------------
          The accompanying financial statements include the accounts of ShareCom, Inc., formerly known as Anonymous Data Corporation.

          Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of June 27, 2001 between Anonymous Data Corporation ("ANYD"), a Nevada corporation, and ShareCom, Inc. (the "Company" or "ShareCom"), an Illinois corporation organized on June 7, 2000, all the outstanding shares of common stock of ShareCom were exchanged for 14,000,000 shares of 144 restricted common stock of ANYD in a transaction in which ANYD was the legal surviving entity (see
          Note 2 for reorganization). As a result, Sharecom's former shareholders obtained control of ANYD; therefore, this acquisition has been treated as a recapitalization of Sharcom for accounting purposes.

          Pursuant to the terms of the merger agreement, ANYD changed its name to ShareCom, Inc. and authorized a 1 for 322 reverse stock split (ie. current ANYD stockholders received 1 share for every 322 shares they held). Additionally, ANYD changed its trading symbol to "SHCC".

          The financial statements presented only include the accounts of ShareCom, and the accounts of 2 Way Talk, an unincorporated business, which Sharecom previously operated under from January 1, 1999 to June 6, 2000.

          Line of Business
          ----------------
          The Company is an Internet e-commerce company selling electronic products to end consumers through its 2WayTalk.com web site and its WeatherRadios.com website.

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

          Revenue Recognition
          -------------------
          Revenue is recognized based upon the accrual method of accounting. Revenue is recorded at the time of the sale, usually upon shipment of the product.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

          Inventory
          ---------
          Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO"). Inventory consists mainly of finished goods.

          Property and Equipment
          ----------------------
          Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

          Intangible Assets
          -----------------
          Intangible assets consist of the Company's costs for the purchase of its domain names. The costs are being amortized over their estimated useful lives of three years.

          The Company periodically reviews the recoverability of the asset in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of". The Company believes the assets are fully recoverable at December 31, 2001.

          Income Taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

          Advertising Costs
          -----------------
          Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, advertising expense amounted to $1,835 and $6,906, respectively.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Fair Value of Financial Instruments
          -----------------------------------
          The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments.

          Long-Lived Assets
          -----------------
          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

          Stock-Based Compensation
          ------------------------
          The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted only the disclosure provisions for SFAS No. 123, "Accounting for Stock-Based Compensation," for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

          Loss Per Share
          --------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

          The shares used in the computation of loss per share were as follows:

                                                           December 31,
                                                  --------------------------
                                                      2001            2000
                                                  -----------     ----------
          Basic and diluted                       100,551,000     14,000,000
                                                  ===========     ==========

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

          Segment Disclosure
          ------------------
          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and determined they only have one reportable segment.

          Computer Software Costs
          -----------------------
          The American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 as of January 1, 1999.

          Recent Accounting Pronouncements
          --------------------------------
          On June 29, 2001, SFAS No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          --------------------------------------------
          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations

          During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation" was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial position is being evaluated.

          During October 2001, SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 is effective for fiscal years beginning December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2 -  REORGANIZATION AND MERGER

          On June 27, 2001, ANYD entered into an agreement and plan of merger, subsequently approved by their shareholders on July 25, 2001. This merger agreement provided that the Company would be merged into Sharecom and that ANYD would be the surviving entity. ANYD had no assets or liabilities as of the date of the merger. In connection with the merger transaction, the shareholders of Sharecom received:
          14,000,000 shares of ANYD's common stock for 100% of the common stock of Sharecom.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 2 -  REORGANIZATION AND MERGER (Continued)

          This merger transaction has been accounted for in the financial statements as a public shell merger. As a result of this transaction, the former shareholders of ShareCom acquired or exercised control over a majority of the shares of ANYD. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of ShareCom and, therefore, these financial statements represent a continuation of the legal entity, ShareCom, not ANYD, the legal survivor. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

          In accounting for this transaction:

               i) ShareCom is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

               ii) Control of the net assets and business of ANYD was acquired effective June 27, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of ANYD by ShareCom which were valued at $-0-.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with several officers, directors and other related parties.

          a)   Office and Administrative Expense
               ---------------------------------
               For the years ending December 31, 2001 and 2000, a stockholder provided office services for $1,000 per month through November 30, 2001. This agreement was in place for the year ended December 31, 2000. The cost of these office services, totaling $11,000 and $12,000 at December 31, 2001 and 2000, respectively, have been recorded in the statement of operations, with a corresponding contribution to capital.

          b)   Due to Related Parties
               ----------------------
               As of December 31, 2001 and 2000, the Company has a payable due to an officer totaling $44,318 and $55,989, respectively. These amounts represent advances made to the Company by its Chief Executive Officer ("CEO") for various expenses. This payable bears interest at the rate of 5% per annum.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

          c)   Stock Issuances
               ---------------
               During the year ended December 31, 2001, the Company issued 550,000,000 shares of its restricted common stock valued at $27,5000,000 to its majority shareholder for services performed (see Note 7 for other stock issuances).

NOTE 4 -  PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:

                                                                       December 31,
                                                            -----------------------------------
                                                                  2001                2000
                                                            ----------------    ---------------
          Computer hardware and equipment                   $         23,580    $        23,580
          Computer software                                           24,660             24,660
          Furniture and equipment                                      1,574                  -
                                                            ----------------    ---------------
                                                                      49,814             48,240
          Less:  Accumulated depreciation                            (20,208)            (7,115)
                                                            ----------------    ---------------
          Property and equipment, net                       $         29,606    $        41,125
                                                            ================    ===============

          Depreciation expense for the years ended December 31, 2001 and 2000 was $13,093 and $7,115, respectively.

NOTE 5 -  CONVERTIBLE NOTE PAYABLE

          On October 12, 2001, the Company executed a 10% Convertible Promissory Note ("Promissory Note") in the sum of $100,000. According to the terms of the Promissory Note, interest on the unpaid principal balance shall accrue at the rate of 10% per annum compounded monthly, and shall be payable monthly on the first of each month beginning on November 1, 2001 and continuing through January 1, 2002. Thereafter, said principal and interest shall be repaid over a three year period in equal consecutive monthly installments with the first monthly installment of $3,226.72 due on February 1, 2002 and monthly installments due on the first day of each month thereafter, with the entire unpaid balance due and payable on or before January 1, 2003. The Company has no right of prepayment of the Promissory Note.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5 -  CONVERTIBLE NOTE PAYABLE (Continued)

          The Promissory Note may be converted into Common Stock of the Company, in whole or in part, at any time prior to the maturity date (January 1, 2003). The Promissory Note is convertible into the number of shares of Common Stock that represents a 10% ownership of the common stock of the Company that is issued and outstanding as of the date of conversion multiplied by a fraction, the numerator of which shall be the outstanding principal balance and all accrued and unpaid interest on the Note which is intended to be converted and the denominator of which shall be $100,000 provided however, any shares of Common Stock sold after the date hereof at a consideration of at least $0.15 per share shall not be deemed to be issued and outstanding for purposes of this calculation.

          In addition to the terms set forth above, the Company agreed to Certain Covenants of which some are described below:

          Certain Covenants
          -----------------

          The Company covenants and agrees that, so long as this Note remains outstanding and unpaid, in whole or in part, the Company:

          a) shall permit her designee from time to time to attend the Company's Board of Director's meetings in a non-voting capacity;

          b) shall not take any action to cause any amendment, alteration or repeal of any of the provisions of (A) the Certificate of Incorporation or (B) the By-Laws, in any respect which directly or indirectly adversely affects the rights of the holder;

          c) shall not authorize, create or issue any additional shares of capital stock or rights, options, warrants or other securities convertible into or exercisable or exchangeable for capital stock without the prior written consent of the holder which consent may be withheld in the sole and absolute discretion of the holder, provided however, the Company may sell additional shares of its common stock at a minimum of $0.08 per share without the prior consent of the holder;

          d) shall neither increase the salaries of any employee of the Company nor pay to any employee accrued, but unpaid compensation (notwithstanding the foregoing, the Company may pay to any employee the compensation then due for services actually rendered after the date of this Note);

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5 -  CONVERTIBLE NOTE PAYABLE (Continued)

          Certain Covenants (continued)
          -----------------------------
          e) shall promptly upon the occurrence of a condition or event which is, to the best knowledge and belief of the Company's President, an Event of Default or of any condition or event which, with notice or lapse of time or both, would constitute, to the best knowledge and belief of the Company's President, an Event of Default, furnish a statement of the Company and of the Company's President to the holder setting forth the details of such Event of Default or condition or event and the action which the Company intends to take with respect thereto.

          Defaults
          --------
          a) any failure to pay when due any principal hereof or interest hereon, or any breach by the Company of any of its other obligations or covenants under this note, provided that the Company shall have ten days from the date of receipt of any notice of its failure to perform any of its other obligations or covenants under this Note not involving the payment of money to holder within which to cure said failure (in which case it shall not be an Event of Default) or

          b) the Company (A) becomes insolvent or admits in writing its inability to pay its debts as they mature, (B) makes any assignment for the benefit of creditors, or (C) applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of the Company's property or business, or a receiver or trustee otherwise is appointed (for purposes of this subsection, the Company shall be deemed "insolvent" if it is unable to pay its debts as they come due); or

          c) any bankruptcy, insolvency, reorganization or liquidation proceeding or other proceeding for relief under any bankruptcy law or any law for the relief of debtors is instituted by or against the Company and if instituted against the Company, shall not have been dismissed within 60 days of being instituted; or

          d) any money judgement, lien, writ or warrant of attachment, or similar process is entered or filed against the Company or any of the assets of the Corporation and remains unvacated, unbounded, unstayed, undismissed or undischarged for a period of 15 days.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5 -  CONVERTIBLE NOTE PAYABLE (Continued)

          Remedies
          --------
          Upon the occurrence and during the continuance of an Event of Default described above, the holder, at her option, may:

          a) declare all indebtedness under this Note immediately due and payable and credit any sums received thereafter to such indebtedness in whatever priority she shall elect; provided however, that such application of sums so received shall not serve to waive or cure any default existing under this Note nor to invalidate any notice of default or any act done pursuant to such notice and shall not prejudice any rights of holder; and

          b) declare that from and after the date of such Event of Default the interest rate shall be 18% per annum, compounded annually, so long as any portion of the principal and interest due on the Note remains unpaid; and

          c) exercise any or all rights provided or permitted by law or granted pursuant to this Note in such order and in such manner as the holder may, in sold judgement, determine, including without limiting her continuing right to convert this Note to common stock.

          The Company is in violation of various of the above Covenants (see
          Note 10).

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

          The Company rents space under an operating lease entered into on December 1, 2001. The Company's future minimum annual aggregate rental payments for office space required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                           2001                          $     23,779
                           2002                                22,594
                                                        -------------
                                                         $     46,373

          Rent expense under operating leases for the years ended December 31, 2001 and 2000, was $12,975 and $12,000, respectively (see Note 2).

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Consulting Agreements
          ---------------------
          On November 13, 2001, the Company entered into two consulting agreements to render various business services to the Company. Each agreement is for a term of 13 months, ending on December 31, 2002. As compensation, the Company granted each consultant the option to purchase 65,000,000 shares of the Company's common stock at an exercise price of $0.000923 per share, which expires on November 30, 2005 (see Note 7 - Stock Options). The value of the options as of the grant date was $6,380,010.

NOTE 7 -  STOCKHOLDERS' EQUITY

          Authorized Common Stock
          -----------------------
          The aggregate number of shares of common stock that the Company has authority to issue is 750,000,000 shares at a par value of $0.01 as of December 31, 2001. During the year ended December 31, 2001, the Company increased its authorized shares from 100,000,000 to the current 750,000,000.

          Merger
          ------
          Pursuant to the Merger Agreement dated as of June 27, 2001 between ANYD and ShareCom, all the outstanding shares of common stock of ShareCom were exchanged for 14,000,000 shares of the Company (see Notes 1 and 2). Pursuant to the terms of the Merger Agreement, ANYD authorized a 1 for 322 reverse stock split before the issuance of the 14,000,000 shares.

          Common Stock Issuances
          ----------------------
          The Company retained the services of various individuals and entities for purposes of assisting ShareCom in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individuals received 2,000,000 shares of the Company's common stock as compensation in consideration for their executing long-term agreements. The shares were registered pursuant to an S-8 registration filed on August 7, 2001, and the Company has recognized compensation expense totaling $2,000,000.

          On November 13, 2001, the Company issued 130,000,000 options at $0.000923 to consultants. On November 20, 2001, these options were exercised, and $6,500,000 of consulting expense was recognized during the year (see Note 7 - Stock Options).

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 7 -  STOCKHOLDERS' EQUITY (Continued)

          Common Stock Issuances (continued)
          ----------------------------------
          On October 17, 2001, the Company issued 300,000 shares of the Company's common stock to consultants valued at $48,000.

          On November 20, 2001, the Company issued 550,000,000 shares of the Company's restricted common stock to its CEO and principal shareholder in lieu of compensation for $27,500,000.

          On December 12, 2001, the Company issued 15,000,000 shares of the Company's common stock to a consultant valued at $232,500.

          Stock Options
          -------------
          On November 13, 2001, the Company issued 130,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.000923 per share in relation to a consulting agreement. The Company recognized an expense totaling $6,380,010 relating to the issuance. On November 20, 2001, these options were exercised for $119,990.

NOTE 8 -  INCOME TAXES

          The components of the provision for income taxes are as follows:



                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                              2001                2000
                                                                                        ----------------    ---------------
                  Current Tax Expense

                      U.S. Federal                                                      $              -    $             -
                      State and Local                                                                  -                  -
                                                                                        ----------------    ---------------
                  Total Current                                                                        -                  -
                                                                                        ----------------    ---------------

                  Deferred Tax Expense

                      U.S. Federal                                                                     -                  -
                      State and Local                                                                  -                  -
                                                                                        ----------------    ---------------
                  Total Deferred                                                                       -                  -
                                                                                        ----------------    ---------------

                  Total Tax Provision (Benefit) from

                    Continuing Operations                                               $              -    $             -
                                                                                        ================    ===============

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 8 -  INCOME TAXES (Continued)

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

          Federal Income Tax Rate                 (34.0)%
          Effect of Valuation Allowance            34.0%
                                            -----------
          Effective Income Tax Rate                 0.0%
                                            ===========

          At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $36,397,476 and $19,617, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                           December 31,
                                                                                -----------------------------------
                                                                                      2001                2000
                                                                                ----------------    ---------------
          Deferred Tax Assets

              Loss Carryforwards                                                $     12,375,000    $         6,500
              Less:  Valuation Allowance                                             (12,375,000)            (6,500)
                                                                                ----------------    ---------------
          Net Deferred Tax Assets                                               $              -    $             -
                                                                                ================    ===============


          Net operating loss carryforwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 9 -  GOING CONCERN

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2001,the Company has a working capital deficit of $130,257 and has incurred a substantial loss for the year ended December 31, 2001 totaling $36,377,859.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 9 -  GOING CONCERN (Continued)

          These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has begun taking the following actions to improve their financial condition:

          a) the Company is seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.

          b) the Company is seeking possible merger and acquisition candidates.

          Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 10 - SUBSEQUENT EVENTS

          a) On March 6, 2002, the noteholder informed the Company that due to the violation of the covenants, the Note is in default and interest should accrue at the default rate of 18% (see Note 5).

          b) On January 4, 2002, the Company issued 35,000,000 options to purchase common stock at an exercise price of $0.003 per share relating to a consulting agreement. These options were subsequently exercised.

          c) Subsequent to December 31, 2001, the Company became the subject of inquiries from both the United States Securities and Exchange Commission and the Division of Securities of the State of Georgia relating to certain information about the Company that was faxed and e-mailed by the Company's public relations firm to members of the financial marketplace. The Company has responded to each of these inquiries and believes that it has addressed the concerns of both agencies.