Form 10QSB
period 2002-03-31
SHARECOM INC /IL/
filed 2002-05-20
CIK 1077150

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
      For the quarter ended March 31, 2002 Commission file number 000-25523

                                  ShareCom, Inc
             (Exact name of registrant as specified in its charter)


Nevada                                                 86-0857752
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

430 Wanda Lane
Palatine, IL                                             60067
(Address of principal executive offices)               (Zip Code)


                               (847) 991-0569

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

Yes X   No

As of March 31, 2002 there were 746,360,722 shares of common stock outstanding.

                                 SHARECOM, INC.
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002

                                      Index

PART I - FINANCIAL INFORMATION                                                                         Page No.
     Item 1.  Financial Statements

              Balance Sheets                                                                              3

              Statements of Operations                                                                    4

              Statement of Stockholder's Equity                                                           5

              Statements of Cash Flows                                                                    6

              Notes to Financial Statements                                                             7 - 15

     Item 2.  Management's Discussion and Analysis of Financial                                        16 - 17
              Condition and Results of Operation

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                          18

     Item 2.  Changes in Securities                                                                      18

     Item 3.  Defaults by the Company upon its Senior Securities                                         18

     Item 4.  Submission of Matters to a Vote of Security Holders                                        18

     Item 5.  Other Information                                                                          18

     Item 6.  Exhibits and Reports of Form 8-K                                                           18


SIGNATURES

                                 SHARECOM, INC.
                                 BALANCE SHEETS

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                                  March 31,        December
ASSETS                                                                               2002          31, 2001
                                                                                 (Unaudited)
                                                                                -------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                                 $          14    $     68,688
      Accounts receivable                                                              25,235               -
      Prepaid expense                                                                   3,635           3,635
      Inventory                                                                        60,350           8,635
                                                                                -------------    ------------
              Total current assets                                                     89,234          80,958

      Property and equipment, net accumulated
      Depreciation of $23,537 and $20,208                                              26,277          29,606

       Intangible assets, net accumulated
       Amortization of $21,787 and $18,675                                             15,563          18,675
                                                                                -------------    ------------
              TOTAL ASSETS                                                      $     131,074    $    129,239
                                                                                =============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
        Accounts payable and accrued expenses                                   $      64,044    $     66,897
        Convertible note payable                                                       86,244         100,000
        Due to related party                                                           92,428          44,318
                                                                                -------------    ------------
              Total current liabilities                                               242,716         211,215
                                                                                -------------    ------------
STOCKHOLDERS' DEFICIENCY
        Common stock - $.001 par value; 750,000,000 shares
           Authorized; 746,360,722 and 711,360,722 issued and outstanding             746,361         711,361
        Additional paid-in capital                                                 35,919,139      35,604,139
        Accumulated deficit                                                       (36,777,142)    (36,397,476)
                                                                                -------------    ------------
              Total stockholders' deficiency                                         (111,642)        (81,976)
                                                                                -------------    ------------
              TOTAL LIABILITIES AND STOCKHOLDERS'
                      DEFICIENCY                                                $     131,074    $    129,239
                                                                                =============    ============

The accompanying notes are an integral part of the financial statement

                                 SHARECOM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                               March 31, 2002       March 31, 2001
                                                                               --------------       --------------
REVENUE, net                                                                    $      32,731         $          -

COST OF GOODS SOLD                                                                     21,653                    -
                                                                                -------------         ------------
GROSS PROFIT                                                                           11,078                    -
                                                                                -------------         ------------

SELLING, GENERAL ADMINISTRATIVE EXPENSES
   Research and development                                                                 -              124,609
   Consulting fees                                                                    330,020                    -
   Professional fees                                                                      861                    -
   Telephone expense                                                                    3,711                    -
   Outside Services                                                                     2,500                    -
   Insurance expense                                                                    3,727                    -
   Depreciation and amortization expense                                                6,441                9,586
   Travel and entertainment expense                                                     2,382                    -
   Rent expense                                                                         5,925                    -
   Office expense                                                                       4,209                    -
   Salary expense and payroll taxes                                                    24,158                    -
   Other general and administrative expenses                                            3,900               47,610
                                                                                -------------         ------------
         Total selling, general and administrative expenses                           387,834              181,805
                                                                                -------------         ------------
LOSS FROM OPERATIONS                                                                 (376,756)            (181,805)
                                                                                -------------         ------------

OTHER INCOME (EXPENSE)
   Interest income                                                                         96                    -
   Interest expense                                                                    (3,006)             (10,629)
   Other Income                                                                             -                1,935
                                                                                -------------         ------------
         Total other income (expense)                                                  (2,910)              (8,694)
                                                                                -------------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                               (379,666)            (190,499)

PROVISION FOR INCOME TAXES                                                                  -                    -
                                                                                -------------         ------------
NET LOSS                                                                        $    (379,666)        $   (190,499)
                                                                                =============         ============

LOSS PER SHARE                                                                  $       (0.00)        $      (0.01)
                                                                                =============         ============
Weighted average number of shares outstanding                                     746,360,000           12,895,000
                                                                                =============         ============

The accompanying notes are an integral part of the financial statement

                                 SHARECOM, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                     Common Stock                Additional
                                              ----------------------------        Paid-in        Accumulated
                                                 Shares          Capital          Capital          Deficit            Total
                                              -------------    -----------     -------------   --------------      ------------
Balance, December 31, 2001                     711,360,722      $ 711,361       $35,604,139     $(36,397,476)       $ (81,976)

Net Loss for the three months ended
March 31, 2002 (unaudited)                               -              -                 -         (379,666)        (379,666)

Issuance of stock options (unaudited)                    -              -           330,020                -          330,020

Exercise of stock options (unaudited)           35,000,000         35,000           (15,020)               -           19,980
                                               -----------      ---------       -----------     ------------        ---------
Balance, March 31, 2002 (unaudited)            746,360,722      $ 746,361       $35,919,139     $(36,777,142)       $(111,642)
                                               ===========      =========       ===========     ============        =========

The accompanying notes are an integral part of the financial statement

                                 SHARECOM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the three months ended
                                                                              March 31, 2002    March 31, 2001
                                                                              --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                                 $     (379,666)   $     (190,499)
     Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
                Depreciation and amortization expense                                  6,441             9,586
                Issuance of stock options for services                               330,020                 -
     Changes in certain assets and liabilities:
          (Increase) decrease in accounts receivable                                 (25,235)                -
          (Increase) decrease in inventory                                           (51,715)                -
          Increase in other assets                                                         -           134,101
          Increase (decrease) in accounts payable and accrued expenses                (2,853)            2,486
                                                                              --------------    --------------
Total cash used in operating activities                                             (123,008)          (44,326)
                                                                              --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Increase in intangible assets                                                    -             3,363
                                                                              --------------    --------------
Total cash used in investing activities                                                    -            (3,363)
                                                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Payments on convertible note payable                                       (13,756)                -
          Increase (decrease) in due to related party                                 48,110            48,267
          Exercise of stock options                                                   19,980                 -
                                                                              --------------    --------------
Total cash provided by financing activities                                           54,334            48,267
                                                                              --------------    --------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      (68,674)              578

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       68,688                 -
                                                                              --------------    --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $           14    $          578
                                                                              ==============    ==============
CASH PAID DURING THE PERIOD FOR:
           Interest expense                                                   $        3,006    $       10,629
                                                                              ==============    ==============
           Income taxes                                                                    -                 -
                                                                              ==============    ==============


NON-CASH FINANCING ACTIVITIES

During the three month period ended March 31, 2002, the company issued 35,000,000 options to purchase the company's common stock at $0.0006 per common shares for services. These options were converted during the period. The company incurred $330,020 in consulting expense relating to the options. (see note 6 - Stock Options)

The accompanying notes are an integral part of the financial statement

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

The result of operations for the three month period ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Nature of Operations

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

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO"). Inventory consists mainly of finished goods.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets.

Intangible Assets

Intangible assets consist of the Company's costs for the purchase of its domain names. The costs are being amortized over their estimated useful lives of three years. The Company periodically reviews the recoverability of the asset in accordance with SFAS 141, "Accounting for the Impairment or disposal of long-lived assets." The Company believes the asset is fully recoverable at March 31, 2002.

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

Long-Lived Assets

SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

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

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

Computer Software Costs

The American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The Company has adopted this statement to all software developed or obtained for internal use.

Business Combinations

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has adopted SFAS No. 141 effective January 1, 2002.

Goodwill

SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has adopted SFAS No. 142 effective January 1, 2002.

Loss per share

SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise of securities that would have an anti-dilutive effect on losses.

The shares used in the computation of loss per share were as follows:

                                                    March 31
                                             -----------------------
                                                2002         2001
                                             -----------  ----------

Basic and diluted                            746,360,000  12,895,000
                                             ===========  ==========

                          NOTES TO FINANCIAL STATEMENTS

Recent Accounting Announcements

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

NOTE  2 - RELATED PARTY TRANSACTIONS

The Company has related party transactions with several officers, directors and other related parties.

a) Office and Administrative Expense. A stockholder provided office services for $1,000 per month through November 30, 2001. The cost of these office services, totaling $0 and $1,935 at March 31, 2002 and 2001, respectively, have been recorded in the statement of operations, with a corresponding contribution to capital.

b) Due to Related Parties As of March 31, 2002, the Company has a payable due to an officer totaling $92,428. This amount represents advances made to the Company by its Chief Executive Officer ("CEO") for various expenses. This payable bears interest at the rate of 5% per annum.

On January 8, 2002, the Company's Chief Executive Officer obtained two loans of $40,000 each, for a total of $80,000, from outside third parties. These loans were each secured by 65,000,000 shares of the Company's common stock, for a total of 130,000,000 shares. The CEO subsequently advanced this money to the company. This advance bears interest at the rate of 5% per annum. During the month of March 2002, the third party lenders declared a default on their loans and took possession of and registered the 130,000,000 shares of common stock.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                                    March 31, 2002              December 31, 2001
                                                                 -------------------         --------------------
             Computer hardware and equipment                     $            23,580          $            23,580
             Computer software                                                24,660                       24,660
             Furniture an equipment                                            1,574                        1,574
                                                                --------------------         --------------------
                                                                              49,814                       49,814
                                                                             (23,537)                     (20,208)
             Less:  Accumulated depreciation                    --------------------         --------------------
                                                                 $            26,277          $            29,606
             Property and equipment, net                        ====================         ====================

Depreciation expense for the period ended March 31, 2002 was $3,329.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE NOTE PAYABLE

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

Defaults

a) any failure to pay when due any principal hereof or interest hereon, or any breach by the Company of any of its other obligations or covenants under this note, provided that the Company shall have ten days from the date of receipt of any notice of its failure to perform any of its other obligations or covenants under this Note not involving the payment of money to holder within which to cure said failure (in which case it shall not be an Event of Default) or b) the Company (A) becomes insolvent or admits in writing its inability to pay its debts as they mature, (B) makes any assignment for the benefit of creditors, or
(C) applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of the Company's property or business, or a receiver or trustee otherwise is appointed (for purposes of this subsection, the Company shall be deemed "insolvent" if it is unable to pay its debts as they come due); or

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE NOTE PAYABLE (CONTINUED)

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

Remedies

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

On March 6, 2002, the noteholder informed the company that due to the violation of the covenants, the Note is in default and interest should accrue at the default rate of 18%

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company rents space under an operating lease entered into on December 1, 2001. The Company's future minimum annual aggregate rental payments for office space required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                       2002            $ 17,775
                       2003            $ 24,648
                                  -------------
                                       $ 42,423

Rent expense under operating leases for the period ended March 31, 2002 and 2001, was $5,925 and $1,935 respectively.

Consulting Agreement

On January 4, 2002, the Company entered into a consulting agreement to render various business services to the Company. The agreement is for a term of 12 months ending on January 31, 2003. As compensation, the Company granted the consultant the option to purchase 35,000,000 shares of the Company's common stock at an exercise price of $0.003 per share, which expires on January 4, 2007. (See Note 6 - Stock Options) The value of the options as of the grant date was $330,020.

Legal Proceedings

During January 2002, the Company became the subject of inquiries from both the United States Securities and Exchange Commission and the Division of Securities of the State of Georgia relating to certain information about the Company that was faxed and e-mailed by the Company's public relations firm to members of the financial marketplace. The company has responded to each of these inquiries and believes that it has addressed the concerns of both agencies.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY

Authorized Common Stock

The aggregate number of shares of common stock that the Company has authority to issue is 750,000,000 shares at a par value of $0.001 as of March 31, 2002.

Common Stock Issuances

On January 4 , 2002, the Company issued 35,000,000 options at $0.003 to a consultant. On January 4, 2002, these options were exercised and $330,020 of consulting expense was recognized during the period.

Stock Options

On January 4, 2002, the Company issued 35,000,000 options to purchase shares of the Company's common stock at an exercise price of $0.003 per share in relation to a consulting agreement. The Company recognized an expense totaling $330,020 relating to the issuance. On January 4, 2002, these options were exercised for $19,980.

NOTE 7 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                          December 31,
                                             -----------------------------------
                                                  2002                2001
                                             ----------------    ---------------
Current Tax Expense

    U.S. Federal                             $              -    $             -
    State and Local                                         -                  -
                                             ----------------    ---------------
Total Current                                               -                  -
                                             ----------------    ---------------

Deferred Tax Expense

    U.S. Federal                                            -                  -
    State and Local                                         -                  -
                                             ----------------    ---------------
Total Deferred                                              -                  -
                                             ----------------    ---------------

Total Tax Provision (Benefit) from

  Continuing Operations                      $              -    $             -
                                             ================    ===============

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (CONTINUED)


The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the period ended March 31, 2002 and 2001

Federal Income Tax Rate                 (34.0)%
Effect of Valuation Allowance            34.0%
                                  -----------
Effective Income Tax Rate                 0.0%
                                  ===========


At March 31, 2002, the Company had net carryforward losses of approximately $36,777,142. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              March 31,
                                          ----------------
                                                2002
                                          ----------------
Deferred Tax Assets

    Loss Carryforwards                    $     12,504,228
    Less:  Valuation Allowance                 (12,504,228)
                                          ----------------
Net Deferred Tax Assets                   $              -
                                          ================


Net operating loss carryforwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2002, the Company has a working capital deficit of $153,482 and has incurred a substantial operating losses since its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has begun taking the following actions to improve their financial condition:
     a) the Company is seeking additional equity financing. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.
     b) the Company is seeking possible merger and acquisition candidates. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

Mr. Brad Nordling, the Company's president and principal stockholder, entered into an agreement to sell all of his shares of common stock in the company to an unaffiliated third party. Mr. Nordling holds 432,551,000 shares representing approximately 58% of the issued and outstanding shares of the company. This transaction is expected to close on or about May 15, 2002 and will result in a change of control of the company.

The Company also expects to enter into an Asset Purchase Agreement with USAlert, Inc., an Illinois corporation ("USAI"), which provide for USAI to purchase substantially all of the assets and business of the Company. Mr. Nordling is the president of both the Company and USAI. This transaction is expected to close on or before May 15, 2002. If the asset purchase is consummated, the Company will have no current business operations. It is expected that USAI will operate the business of the Company on a private basis. The consideration for the asset transfer is Mr. Nordling's forgiveness of his loans to Company of approximately $97,201 and the assumption of approximately $60,000 of SHCC's accounts payable.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward- looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

                                 SHARECOM, INC.
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002

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

Results of Operation

For the period ended March 31, 2002 compared to the period ended March 31, 2001.

SHCC had no revenues during the period ended March 31, 2001 as the Company was still in the research and development stage. For the period ended March 31, 2002, SHCC had net revenues of $32,731 (principally from the sale of Weather Radios and ancillary products). The revenues for the period were limited by the company's not being able to take delivery of product from its overseas supplier because of a shortage of working capital.

The net revenue of $32,731 less the cost of goods of $21,653, resulted in a gross profit of $11,078 or 33.8%. This represents an improvement of 27.1% from the gross profit percentage of 6.7% for the year ended December 31, 2001. This is the result of improved pricing policies and reduced product costs.

The increase in gross profit less total selling, general and administrative expenses of $387,834, which was an increase of $206,029 from total selling, general and administrative expense for the period ended March 31, 2001 of $181,805, resulted in a loss from operations of $376,756 for the period ended March 31, 2002, which was an increase in loss of $194,951 from $181,805 for the period ended March 31, 2001.

During the period ended March 31, 2002, SHCC issued 35,000,000 common shares as compensation to various consultants and professionals. Under GAAP, SHCC is required to record these amounts as compensation expense based on the market price of SHCC shares on the date of issuance, net of any cash proceeds. As a result, SHCC recorded $330,020 in non-cash compensation, which has been reflected as consulting fees (collectively "Non-Cash Compensation").

Selling, General and Administrative Expenses

Total selling, general and administrative expense increased from $181,805 for the period ended March 31, 2001 to $387,834 for the period ended March 31, 2002, for an overall increase of $205,729. The increase consisted primarily of the $330,020 of non-cash compensation to outside consultants. This increase was offset by a decrease in research and development expenses of $124,609, from $124,609 to $0 in 2002. The research and development expense incurred in 2001 related to the operation and contemplated line of business of Anonymous Data, Inc. prior to the merger with SHCC in July 2001.

As Anonymous Data, Inc., the Company recorded operating expense other than research and development and depreciation as other general and administrative expense. Total other general and administrative expense in 2001 was $47,610. For 2002, these expenses were changed to various expense categories. These expenses totaled $51,373 in 2002, for an increase of $3,763.

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

Interest Expense and Outstanding Loans

Interest expense decreased from $10,629 in 2001 to $3,006 in 2002, for a net decrease of $7,623. The decrease is the result of a change in SHCC's debt structure as related to that of Anonymous Data, Inc.

Liquidity and Capital Resources

The balance of cash and cash equivalents at March 31, 2002 was $14, which was a decrease of $68,674 from the balance at December 31, 2001 of $68,688. The decrease in cash was principally the result of an increase in accounts receivable and inventory of $25,235 and $51,715, respectively; cash used in operating activities of $43,200 and payments on the convertible note payable of $13,756. These were offset by an increase in amounts advanced by related parties of $48,110 and the proceeds from the exercise of stock options of $19,980.

The decrease in cash of $68,674 and the increase in accounts receivable and inventory of $25,235 and $51,715, respectively, resulted in an increase in current assets of $8,276.

Total current liabilities increased by $31,501 from December 31, 2001 to March 31, 2002, principally the result of an increase in amounts due to related parties of $48,110, offset by payments on the convertible note payable of $13,756.

During the period ended March 31, 2002, SHCC issued 35,000,000 common shares upon the exercise of stock options. The exercise of stock options resulted in cash proceeds of $19,980 and non-cash compensation of $330,020 for a total increase in capital of $350,000. The cash proceeds received, together with the non-cash compensation and the operating loss for the period resulted in a total stockholder's deficit of $111,642 at March 31, 2002, compared to total stockholder's deficit at December 31, 2001 of $81,976.

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

                                 SHARECOM, INC.
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During January 2002, the Company became the subject of inquiries from both the United States Securities and Exchange Commission and the Division of Securities of the State of Georgia relating to certain information about the Company that was faxed and e-mailed by the Company's public relations firm to members of the financial marketplace. The company has responded to each of these inquiries and believes that it has addressed the concerns of both agencies.

Item 2. Change in Securities.

None

Item 3. Defaults by the Company upon its Senior Securities.

None

Item 4. Submission of Matter to a Vote of Security Holders.

None

Item 5. Other Information.

Mr. Brad Nordling, the Company's president and principal stockholder, entered into an agreement to sell all of his shares of common stock in the company to an unaffiliated third party. Mr. Nordling holds 432,551,000 shares representing approximately 58% of the issued and outstanding shares of the company. This transaction is expected to close on or about May 15, 2002 and will result in a change of control of the company.

The Company also expects to enter into an Asset Purchase Agreement with USAlert, Inc., an Illinois corporation ("USAI"), which provide for USAI to purchase substantially all of the assets and business of the Company. Mr. Nordling is the president of both the Company and USAI. This transaction is expected to close on or before May 15, 2002. If the asset purchase is consummated, the Company will have no current business operations. It is expected that USAI will operate the business of the Company on a private basis. The consideration for the asset transfer is Mr. Nordling's forgiveness of his loans to Company of approximately $97,201 and the assumption of approximately $60,000 of SHCC's accounts payable.

Item 6. Exhibits and Reports of Form 8-K.

None

                                   SIGNATURES

                              By: /s/ Brad Nordling

                                  Brad Nordling

                                    President