Form 10QSB
period 2002-06-30
SHARECOM INC /IL/
filed 2002-09-13
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly
         period ended June 30, 2002.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition
         period from              to               .
                     ------------    --------------


                        Commission file number: 000-25523
                                    ---------


                                 SHARECOM, INC.
        (Exact name of small business issuer as specified in its charter)




                          Nevada                       86-0857752
                          ------                       ----------
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)





                2121 W. Army Trail Rd, Ste 105, Addison, IL 60101
               (Address of principal executive office) (Zip Code)


                                 (630) 705-9654
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 13, 2002 was 746,360,722

                                TABLE OF CONTENTS

                                     PART I-

ITEM 1.  FINANCIAL STATEMENTS..................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................4

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................6

ITEM 2.  CHANGE IN SECURITIES..................................6

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES....6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...6

ITEM 5. OTHER INFORMATION .....................................6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................7

         SIGNATURES............................................8

         CERTIFICATIONS. . . . . .. . . . . . . . . . . . . . .9

         INDEX TO EXHIBITS....................................10










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Sharecom, Inc., a Nevada corporation and its predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the period ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
Unaudited Interim Balance Sheet as of June 30, 2002.............................................................F-1

Unaudited Interim Statement of Operations for the three and six months ended June 30, 2002 and 2001........................................................................................................F-2

Unaudited Interim Statement of Cash Flows for the six months ended June 30, 2002 and 2001.......................F-3

Notes to the Unaudited Financial Statements.....................................................................F-4










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 Sharecom, Inc.
                         Unaudited Interim Balance Sheet
                                  June 30, 2002


                                                                                             June 30, 2002
                                                                                              (Unaudited)
                                                                                    -------------------------------
Assets

Cash and cash equivalents                                                                                         -
                                                                                    -------------------------------

                                  Total Assets                                   $                                -

                                                                                    -------------------------------


                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities - accounts payable                                           $                            7,500

                                                                                    -------------------------------
         Total Liabilities                                                                                    7,500
Commitments and Contingencies                                                                                     -
Stockholders' equity (Deficit)
     Common stock, $.001 par value, 750,000,000 shares
           authorized, 746,360,722 shares issued and outstanding                                            746,361
     Additional paid-in capital                                                                          35,919,139
     Retained deficit                                                                                   (36,673,000)
                                                                                    -------------------------------
              Net Stockholders' Equity (Deficit)                                                             (7,500)

                                                                                    -------------------------------
                   Total liabilities and stockholders' equity                    $                                -
                                                                                 $

                                                                                    ===============================


















            See accompanying notes to unaudited financial statements

                                 Sharecom, Inc.
                    Unaudited Interim Statement of Operations
                Three and six months ended June 30, 2002 and 2001


                                                  Three Months Ended                     Six Months Ended
                                                          June 30                               June 30
                                                  2002                2001              2002                2001
  Revenues

                                          $                 - $                - $               -  $               -
                                            -----------------   ----------------   ---------------     --------------

Expenses
                                                            -                  -                 -                  -
                                            -----------------   ----------------   ---------------     --------------

  Income (loss) from operations                             -                  -                 -                  -
                                            -----------------   ----------------   ---------------     --------------

  Income (loss) from Discontinued                     104,142            (75,633)         (275,524)         (266,131)
Operations
Net Income (loss) before Income                       104,142            (75,633)         (275,524)         (266,131)
Taxes
Provision for Income Taxes                                  -                  -                 -                  -

  Net Income (Loss)                       $           104,142 $          (75,633)$        (275,524) $       (266,131)
                                            =================   ================   ===============     ==============


  Basic and Dilutive Earnings
(loss) per share
(Loss) from operations                                      -                    -                -                 -
(Loss) from Discontinued                               (0.00)              (0.00)            (0.00)            (0.00)
Operations

Net Earnings (Loss) per Share              $           (0.00) $            (0.00)            (0.00)            (0.00)
                                               -----------------      ---------------  --------------         -------

Weighted average shares outstanding                746,360,722        13,781,384        746,360,722        13,781,394
                                               =================      ===============  ================          ====













            See accompanying notes to unaudited financial statements

                                 Sharecom, Inc.
                    Unaudited Interim Statement of Cash Flows
                     Six months ended June 30, 2002 and 2001



                                                                                   Six Months ended June 30,
                                                                                   2002                2001
                                                                             -----------------   -----------------

Cash flows from operating activities:
     Net Income (loss)                                                     $          (275,524)$          (266,131)
        Adjustments to reconcile net loss
        to net cash (used)by operating activities:
                 Depreciation and amortization                                           6,441              19,172
                 Sale of business, assets & certain liabilities assumed               (135,648)
                 Stock issued for services rendered                                    330,020                   -
                 Changes in assets and liabilities
                 (Increase) decrease in accounts receivable                            (39,360)                  -
                 (Increase) decrease in Inventory                                      (26,726)                  -
                 (Increase) decrease in prepaid expense                                      -             149,671
                 (Increase) decrease in accounts & other payables                        6,246              (8,920)
                 (Increase) decrease in accrued interest                                     -              (7,870)

        Net cash provided (used) in operating activities                              (134,551)           (114,078)
                                                                             -----------------   -----------------

Cash flows from investing activities
       (Increase) in patent costs                                                            -              (7,726)

                Net cash provided (used) by investing activities                             -              (7,726)
                                                                             -----------------   -----------------

Cash flows from financing activities
       Funds borrow from (paid back to) prior shareholder                               55,977             (78,399)
       (Paid off) Convertible note payable                                            (100,000)                  -
       Sale of common stock                                                             19,980             200,301
       Proceeds sale of business operations - net cash received                         89,906                   -
                Net cash provided (used) by financing activities                        65,863             121,902
                                                                             -----------------   -----------------

(Decrease) in cash and cash equivalents                                                (68,688)                 98

Cash and cash equivalents, beginning of period                                          68,688                   -
                                                                             -----------------   -----------------
Cash and cash equivalents, end of period                                   $                 0 $                98
                                                                             =================   =================

Supplemental Cash Flows Disclosure:
       Cash paid for interest                                              $             5,805 $             8,004
       Cash paid for Taxes                                                 $                 - $                 -
                                                                             =================   =================

Non Cash Items:
Stock for services                                                         $           330,020 $                 -
Sale of assets                                                                         120,196                   -
Assumption of liabilities assumed in sale of assets                        $           120,196 $                 -

                                                                             -----------------   -----------------

            See accompanying notes to unaudited financial statements

                                 SHARECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

    The interim financial statements at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

    The accompanying unaudited financial statements are for the interim periods and do not` include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and six month periods ended June 30, 2002 and 2001, are not necessarily indicative of the results which can be expected for the entire year.

    The preparation of financial statements in conformity with generally accepted accounting principles in the USA requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES &
    DISCONTINUED OPERATIONS


    Change in Stock Ownership Control

    Mr. Brad Nordling (Nordling), the Company's former president and principal stockholder, entered into an agreement to sell all of his shares of common stock in the Company to Pine Services, Ltd. (Pine), an unaffiliated third party. Nordling held 462,551,000 shares of common stock, which represented approximately 58% of the issued and outstanding shares of the Company.

    On January 8, 2002, Nordling obtained two loans of $40,000 each, for a total of $80,000, from outside third parties. These loans were each secured by 65,000,000 shares of the Company's common stock owned by Nordling., for a total of 130,000,000 shares. Nordling in turn advanced the $80,000 to the Company, bearing interest at the rate of 5% per annum. During the month of March, 2002, the third party lenders declared a default on their loans and took possession of and registered the 130,000,000 shares of common stock.

    On or about May 15, 2002, the sale of Nordling's common stock to Pine was completed. This transaction passed all of Nordling's stock in the Company to Pine and the two outside third parties described above, which represents approximately 58% of the issued and outstanding shares of the Company.

    Also on or about May 15, 2002, the Company consummated the sale of its assets and selected debt, along with the business operations in its entirety to USAlert, Inc. an Illinois corporation (USAI). Nordling was the president of USAI and the Company upon completion of this transaction.

    Upon completion of this transaction, the Company is left virtually as a publically held shell corporation. Presently, the Company has no operations nor business direction other than to find and locate one.



    Legal Matters Pending

    During January 2002, the Company became the subject of inquiries from both the United States Securities and Exchange Commission and the Division of Securities of the State of Georgia relating to certain information about the Company that was faxed and e-mailed by the Company's public relations firm to members of the financial marketplace. The Company has responded to each of these inquiries and believes that it has addressed the concerns of both agencies. The Company has received no additional response or inquiries from either agency concerning this matter.

    Discontinued Operations

    As described in a previous note above, the Company completed an agreement to sell the assets and selected debt, along with the business operations of the Company in its entirety to USAI. As a result of the intention to dispose of the operations of the Company, the financial statements for the quarter ending June 30, 2002 and the prior periods reported with June 30, 2002 are reported as discontinued operations.

    Results of discontinued operations of the Company are reported on the subsequent page of these notes to the financial statements.

                                 Sharecom, Inc.
             Unaudited Interim Statement of Discontinued Operations
                Three and six months ended June 30, 2002 and 2001


                                                     Three Months Ended                     Six Months Ended
                                                          June 30                               June 30
                                                  2002                2001              2002                2001
  Revenue

                                          $            24,660 $                - $          57,391  $               -
                                            -----------------   ----------------   ---------------     --------------

Expenses
  Costs of good sold                                   36,724                  -            58,377                  -
  Research and development                                  -              9,767                 -            134,376
  Salary and payroll taxes expense                          -                  -            24,158                  -
Depreciation and amortization                               -              9,586             6,441             19,172
Stock for services                                          -                  -           330,020                  -
Other general and administrative                       13,549             48,276            40,763             95,885

  Total operating expense                              50,273             67,629           459,759            249,433
                                            -----------------   ----------------   ---------------     --------------

OTHER INCOME (EXPENSE)
Interest Income                                             -                  -                95                  -
Interest (expense)                                     (2,799)            (8,004)           (5,805)           (18,633)
Gain on sale of Business                              132,554                  -           132,554                  -
Other Income                                                -                  -                 -              1,935

Total other income (expense)                          129,755             (8,004)          126,844            (16,698)
                                            =================   ================   ===============     ==============


INCOME (LOSS) FROM                                       104,142             (75,633)             (275,524)              (266,131)
OPERATIONS

Provisions for income taxes                                    -                    -                     -                      -

Net Income (Loss)                          $             104,142 $           (75,633)              (275,524)             (266,131)
                                               -----------------      ---------------       ----------------      ----------------


                         ITEM 2. MANAGEMENT'S DISCUSSION
                        AND ANALYSIS OR PLAN OF OPERATION


GENERAL

 ShareCom, Inc. ("SHCC"), is a Nevada corporation formerly known as Anonymous Data, founded in 1996. SHCC is the successor to the corporation founded in 2001 by Brad Nordling as ShareCom, Inc. a Nevada corporation. SHCC is at present a "shell corporation, " having sold all of its assets, selected liabilities and business operations to USAlert, Inc., an Illinois corporation as of May 28, 2002. USAlert and the Company both had the same president of their entities at that time, who is Mr. Brad Nordling. Mr. Nordling sold all of his approximately 58% stock ownership in the Company to Pine Services, Ltd., an off shore entity that is unaffiliated with Mr. Nordling and the Company.

Previous to that, SHCC was an importer and distributor, based in Palatine, IL., for a complete line of NOAA Weather Radio products, CB Radios, and other 2-way radio products. SHCC began operations in 1994 as a sole proprietorship named Shared Computer Services. The business began with Local Area Network (LAN) installations and upgrades. The Company also became involved in the design and development of Internet web sites for various organizations. SHCC's first e-commerce web site, 2WayTalk, com, became operational in 1998 land has been generating revenue since then. Subsequent web sites including WeatherRadios.com, CBRadios.com and WalkieTalkies.com have been generating revenues since 2000.

In July 2001, SHCC completed a reverse acquisition with Anonymous Data, Inc., a public, reporting company founded in 1996. On the same date, Anonymous Data, Inc. changed its name to ShareCom, Inc. and moved its headquarters to Palatine, IL. The transaction was structured as a share exchange in which Brad Nordling exchanged all of his shares in the privately held SHCC for 12,551,000 common shares of Anonymous Data, Inc. The corporate relationships are the result of transaction in 2001, through which SHCC became the reporting, trading, development stage Nevada Corporation with shares publicly traded on the OTC Bulletin Board.

PLAN OF OPERATIONS

SHCC's plan of operation for the coming year is to identify and acquire a favorable business opportunity. SHCC does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. SHCC anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be fully realized.

SHCC does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.


For the period ended June 30, 2002 compared to the period ended June 30, 2001. SHCC only reports discontinued operations for both periods. At June 30, 2002, SHCC has no operations, other than what is required to keep it a publicly held entity. As a result, the results of operations are not meaningful. Consequently, no comparisons are made.

Management is currently pursuing various initiatives to expand SHCC's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will require additional capital funding which SHCC hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms. SHCC intends to continue to seek additional capital to meet its requirements and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to SHCC's long-term business objectives.

ACCOUNTING MATTERS

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards, which may affect the financial accounting or disclosures of SHCC. There are no accounting standards that have been issued, but not yet adopted by SHCC, which would have a material effect on the financial position or results of operation of SHCC.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During January 2002, the Company became the subject of inquiries from both the United States Securities and Exchange Commission and the Division of Securities of the State of Georgia relating to certain information about the Company that was faxed and e-mailed by the Company's public relations firm to members of the financial marketplace. The Company has responded to each of these inquiries and believes that it has addressed the concerns of both agencies. The Company has not heard further from either agency.

ITEM 2.  CHANGE IN SECURITIES.

None

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

During the first quarter of 2002, as disclosed in the March 31, 2002 10-QSB,
Part II, Item 5, Mr. Brad Nordling, the Company's former president and former principal stockholder, entered into an agreement to sell all of his shares of common stock in the Company to an unaffiliated third party. Mr. Nordling held 432,551,000 shares representing approximately 58% of the issued and outstanding shares of the Company. This transaction was expected to close on or about May 15, 2002 and would result in a change of control of the Company. The transaction took place on or about May 28, 2002 and did result in a change of control of the Company.

As also disclosed in the March 31, 2002 10-QSB, Part II, Item 5, the Company expected to enter into an Asset Purchase Agreement with USAlert, Inc., an Illinois corporation ("USAI"), which provided for USAI to purchase substantially all of the assets and business of the Company. Mr Nordling, then president of the Company was also president of USAI. The transaction was expected to close on or before May 15, 2002. If the asset purchase is consummated, the Company would not have current business operations. It was expected that USAI would operate the business of the Company on a private basis. The consideration for the asset transfer is Mr. Nordling's forgiveness of his loans to the Company of approximately $97,200 and the assumption of approximately $60,000 of SHCC's accounts payable. This transaction did take place on or about May 28, 2002 and did result in the Company ending without current business operations. It left the Company with no assets and virtually without any liabilities.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

A Form 8-K was filed on May 29, 2002, notifying the change of control of the Company from Mr. Brad Nordling to Pine Services, Ltd.("Pine"). Pine purchased 432,551,000 shares of $.001 par value, capital voting stock, or approximately 58% stock ownership of the Company, which is sufficient to control the Company.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of September, 2002.




                  Sharecom, Inc..

                  /s/ Dan Davis
                  -----------------------------------
                  Dan Davis, President and Director

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sharecom, Inc. (the " Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Dan Davis, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

    /s/ Dan Davis
    ---------------------------------
    Dan Davis
    Chief Executive Officer, Chief Financial Officer
    September 13, 2002

                                INDEX TO EXHIBITS

Exhibit                    Page
No.                        No.      Description

3(i)                       *                Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form 10-SB as filed with the Securities and Exchange Commission on March  3,
                                            1999).

3(ii)                                       * Bylaws of the Company,
                                            (incorporated herein by reference
                                            from Exhibit 3(ii) of the Company's
                                            Form 10-SB as filed with the
                                            Securities and Exchange Commission
                                            on March 3, 1999).
