Form 10QSB
period 2002-09-30
SHARECOM INC /IL/
filed 2002-11-19
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period
         from              to               .
         ------------    --------------


         Commission file number: 0-25523
                                 -------


                                 SHARECOM, INC.
        (Exact name of small business issuer as specified in its charter)





               NEVADA                                86-0857752
              --------                              ------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)





         2121 West Army Trail Drive, Suite 105, Addison, Illinois 60101
         --------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (630) 705-9654
                         ------------------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2002 was 746,360,722

                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS......................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS......................2


                                                      PART II

ITEM 1. LEGAL......................................................3

ITEM 5.  OTHER INFORMATION.........................................3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................3


SIGNATURES.........................................................4

INDEX TO EXHIBITS..................................................5











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Sharecom, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                  SHARECOM, INC


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002

                                  SHARECOM, INC

                                      INDEX

                     UNAUDITED INTERIM FINANCIAL STATEMENTS
                              FOR THE PERIODS ENDED
                               SEPTEMBER 30, 2002



BALANCE SHEET.....................................................F-3

STATEMENT OF OPERATIONS-NINE MONTHS...............................F-4

STATEMENTS OF OPERATIONS-THREE MONTHS.............................F-5

STATEMENTS OF CASH FLOWS-NINE MONTHS..............................F-6

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS.......................F-7

                                 SHARECOM, INC.
                         UNAUDITED INTERIM BALANCE SHEET
                            AS OF September 30, 2002


                                  SEPTEMBER 30,
                                      2002

                                                           ASSETS


         CURRENT ASSETS:
            Cash and cash equivalents                                               $                        -


               Total current assets                                                                          -
                                                                                     -------------------------

         TOTAL ASSETS                                                               $                        -
                                                                                    ==========================

                                               LIABILITIES AND STOCKHOLDERS'
                                                      EQUITY (DEFICIT)


         CURRENT LIABILITIES:
            Accounts payable                                                           $                 7,500
                                                                                        ----------------------
               Total current liabilities                                                                 7,500
                                                                                         ---------------------

               TOTAL LIABILITIES                                                       $                7,500
                                                                                        ======================

         COMMITMENTS AND CONTINGENCIES                                                                       -
                                                                                      ------------------------

         STOCKHOLDERS' EQUITY (DEFICIT):
            Common stock, - $.001 par value
               Authorized - 750,000,000 shares
               Issued and outstanding -
               746,360,722 at September 30, 2002                                                       746,361
            Additional paid-in capital                                                              35,919,139
            Retained earnings (deficit)                                                           (36,673,000)
                                                                                                --------------

               Net stockholders' equity (Deficit)                                                      (7,500)
                                                                                              ----------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $ -
                              =====================













               The accompanying notes are an integral part of the
                             financial statements.









                                 SHARECOM, INC.
                   UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30







                                                                            2002                   2001
                                                                     ---------------- -----------------

         REVENUE                                            $                  -  $                   -
                                                               ------------------- --------------------

         EXPENSES                                                              -                      -
                                                              -------------------  --------------------

         INCOME (LOSS) FROM OPERATIONS                                         -                      -

         INCOME (LOSS) FROM DISCONTINUED
         OPERATIONS                                                    (275,624)            (2,137,328)
                                                                   --------------          ------------

         NET INCOME (LOSS) BEFORE INCOME TAXES                          (275524)            (2,137,328)

         PROVISION FOR INCOME TAXES                                            -                      -
                                                            ---------------------   --------------------

         NET INCOME(LOSS)                                        $     (275,524)         $   2,137,328)
                                                                  ===============        ==============

         BASIC AND DILUTIVE EARNINGS
         (LOSS) PER SHARE
            (Loss) from operations                         $                   -     $                -
            (Loss) from discontinued operations                                -                 (0.14)
                                                           ----------------------    ------------------

         NET LOSS PER SHARE                                $                   -     $           (0.14)
                                                           ======================    ==================




         WEIGHTED AVERAGE COMMON SHARES

            Basic and dilutive common shares                         745,974,693             14,457,831
                                                                   =============           ============

               The accompanying notes are an integral part of the
                             financial statements.







                                 SHARECOM, INC.
                   UNAUDITED INTERIM STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30







                                                                 2002                         2001
                                                                ----------------      -----------------

         REVENUE                                              $                -  $                   -
                                                             -------------------   --------------------

         EXPENSES                                                              -                      -
                                                              -------------------  --------------------

         INCOME (LOSS) FROM OPERATIONS                                         -                      -

         INCOME (LOSS) FROM DISCONTINUED
         OPERATIONS                                                            -            (2,035,380)
                                                              ------------------           ------------

         NET INCOME (LOSS) BEFORE INCOME TAXES                                 -            (2,035,380)

         PROVISION FOR INCOME TAXES                                            -                      -
                                                               -----------------     ------------------

         NET INCOME(LOSS)                                 $                              $   2,035,380)
                                                          ======================         ==============

         BASIC AND DILUTIVE EARNINGS
         (LOSS) PER SHARE
            (Loss) from operations                         $                   -     $                -
            (Loss) from discontinued operations                                -                 (0.13)
                                                           ----------------------    ------------------

         NET LOSS PER SHARE                                $                   -     $           (0.13)
                                                           =====================     ==================




         WEIGHTED AVERAGE COMMON SHARES

            Basic and dilutive common shares                         746,360,722             15,234,685
                                                                   =============           ============

               The accompanying notes are an integral part of the
                             financial statements.







                                 SHARECOM, INC.
                   UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                2002                    2001
                                                                                ---------------         ----------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                   $(275,524)              $ (2,137,328)
            Adjustments to reconcile net income (loss)to
            net cash provided (used) by operating activities:
                Depreciation and amortization.                                  6,441                   21,338
                Sale of business assets & certain
                Liabilities assumed                                             (135,648)                    -
                Stock for services                                              330,020                 2,000,000
                Changes in operating assets and liabilities
                (Increase) decrease in accounts receivable                      (39,360)                46,208
                (Increase) decrease in inventory                                (26,726)                3,437
                (Increase) decrease in prepaid expenses                           -                     -
                (Increase) decrease in accounts and
                Other payables                                                  6,246                   16,258
                (Increase) decrease in accrued interest                             -                   -
                                                                                ------------------------------------
                        Net cash provided (used) by
                        operating activities                                    (134,551)               (50,987)
                                                                                --------------          -----------
         CASH FLOWS FROM INVESTING ACTIVITIES:
            Increase in patent costs                                            -                       -
                                                                                --------------------    ----------------
                 Net cash provided (used)
                 by investing activities                                        -                       -
                                                                                --------------------    ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Funds borrowed from (paid back to)
            prior shareholder                                                   55,977                  12,000
            Sale of common stock                                                19,980                  -
            Proceeds sale of business operations-
            net cash received                                                   89,906                  -
                                                                                --------------------    -----------

                Net cash provided (used)
                by financing activities                                         65,863                  51,077
                                                                                ---------------         ----------

         (DECREASE) IN CASH AND CASH EQUIVALENTS                                (68,688)                990
         CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                    68,688                  288
                                                                                ----------------        ------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                               $                0      $     1,278
                                                                                ==================      ===========

         SUPPLEMENTAL CASH FLOWS DISCLOSURE:
            Cash paid for interest                                              $         5,805         $        -
            Cash paid for taxes                                                 $             -         $        -
                                                                                ================        ==========

         NON CASH ITEMS
            Stock for services                                                  $    330,020            $2,000,000
            Sale of assets                                                           120,196                     -
            Assumption of liabilities assumed in sale of assets                 $    120,196            $        -
                                                                                ===============         =============




          The accompanying notes are an integral part of the financial statements.









                                 SHARECOM, INC.
                     UNAUDITED INTERIM FINANCIAL STATEMENTS
                              FOR THE PERIODS ENDED
                               SEPTEMBER 30, 2002


         NOTE 1 - BASIS OF PRESENTATION

            The interim financial statements at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

            The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 2002 and 2001, are not necessarily indicative of the results which can be expected for the entire year.

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











                                 SHARECOM, INC.
                     UNAUDITED INTERIM FINANCIAL STATEMENTS
                              FOR THE PERIODS ENDED
                               SEPTEMBER 30, 2002

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

            Discontinued Operations

            As described in a previous note above, the Company completed an agreement to sell the assets and selected debt, along with the business operations of the Company in its entirety to USAI. As a result of the intention to dispose of the operations of the Company, the financial statements for the quarter ending September 30, 2002 and the prior periods reported with September 30, 2002 are reported as discontinued operations.

            Results of discontinued operations of the Company are reported on the subsequent page of these notes to the financial statements.

         NOTE - SUBSEQUENT EVENT

            The Company is involved in discussions with the owners of Professional Business Systems, LLC located in San Antonio, Texas, regarding a possible business combination with the Company. The surviving business entity of such a combination would be the Company with the surviving business activity that of Professional Business
            Systems, LLC.

            The date of any such combination has not been set and no contracts have been signed. Any such business combination would likely change ownership control of the Company and would also likely result in a change in management. The Company plans to change its name to Primary Business Systems, Inc. if such a business combination occurs.











                                                        SHARECOM, INC.
                                    UNAUDITED INTERIM STATEMENTS OF DISCONTINUED OPERATIONS
                                       FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30



                                                            Nine Months                     Three Months


                                                       2002           2001           2002             2001

         REVENUE                                     $       57,391   $    241,182     $    -  $    61,689
         EXPENSES
             Costs of goods sold                             58,377        231,619          -       45,868
             Research and development                         -                -            -            -
             Salary and payroll taxes expense                24,158            -            -            -
             Depreciation and amortization                    6,441         21,338          -        7,113
             Stock for Services                             330,020            -            -            -
             Other general and administrative                40,763      2,125,553          -    2,044,088
                                                     -------------- -------------- ----------  -----------
                     Total operating expense                459,759      2,378,510          -    2,097,069


         OTHER INCOME (EXPENSE)
             Interest income                                    95             -            -            -
             Interest (expense)                             (5,805)            -            -            -
             Gain on sale of business                       132,554            -            -            -
             Other income expense                             -                -            -            -
                                                     -------------- -------------- ----------  -----------
                     Total other income (expense)           126,844             -           -            -
         INCOME (LOSS) FROM OPERATIONS                    (275,524)    (2,137,328)          -  (2,035,380)
         PROVISION FOR INCOME TAXES                           -               -             -            -
         NET INCOME (LOSS)                           $    (275,524) $  (2,137,328)   $      - $(2,035,380)










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

         In July 2001, SHCC completed a reverse acquisition with Anonymous Data,
         Inc., a public, reporting company founded in 1996. On the same date, Anonymous Data, Inc. changed its name to ShareCom, Inc. and moved its headquarters to Palatine, IL. The transaction was structured as a share exchange in which Brad Nordling exchanged all of his shares in the privately held SHCC for 12,551,000 common shares of Anonymous Data, Inc. The corporate relationships are the result of transactions in 2001, through which SHCC became the reporting and trading Nevada
         Corporation with shares publicly traded on the NASDAQ Bulletin Board.

         Results of Operation

         The Company reports only discontinued operations for both periods ending September 30, 2002 and 2001. At September 30, 2002 the Company has no operations, other than what is required to keep it a publicly held entity. Consequently, the results of operations between the periods are not meaningful for comparative purposes. As a result, no comparisons are made.

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

         The Company has been discussing a possible merger or acquisition with principals of Professional Business Systems, LLC located in San
         Antonio, Texas. While discussions are ongoing, no contracts have been signed. If discussions proceed as planned, the two companies will be involved in some form of business combination. The surviving business entity in any such combination would be the Company which would then carry on the present business activities of Professional Business
         Systems, LLC. Any such business combination would effectively change ownership control of the Company and would likely also result in a change in management. In anticipation of the signing of contracts to effect the acquisition of Professional Business Systems, LLC of San
         Antonio, Texas, The Company has filed a preliminary Form 14C with the Securities and Exchange Commission which would allow the Company to change its name to Primary Business Systems, Inc. If a business combination occurs, the Company plans to change its name to Professional Business Systems, Inc.


         Accounting matters

         The Financial Accounting Standards Board ("FASB") periodically issues accounting standards, which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operation of the Company.

         Going Concern

         The Company's ability to continue as a going concern is an issue raised as a result of the Company having no operations other that remaining a publically held "shell company." The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and / or obtaining the necessary funding from outside sources.
         Management is committed to taking the necessary steps to ensure the Company remains a going concern. The Company is negotiating a possible business combination with another company. Management's alternate plan to address the Company's ability to continue as a going concern includes: (1) obtaining additional funding from the sale of the Company's securities; (2) generating sales; (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

         Item 6.  Exhibits and reports of Form 8-K.

         (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

         (b)   Reports on Form 8-K.   No reports were filed on Form 8-K during
                the quarter.
               -------------------

                                                        SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November 2002.


         /s/ Dan Davis                    Dated this 18th day of November, 2002
         Dan Davis, President
         and Sole Director


         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
         In connection with the Quarterly Report of Sharecom, Inc. (the"
         Company") on Form 10- QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof
         (the"Report"), I, Dan Davis, as acting Chief Executive Officer and
         Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
         S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Dan Davis
         ---------------------------
         Dan Davis CEO/CFO                                  November 18th, 2002









                                                INDEX TO EXHIBITS


         EXHIBIT        PAGE
         NO.            NO.      DESCRIPTION



         3(I)           *       Articles of Incorporation of the Company

         3(ii)          *       By-laws of the Company

         * Incorporated by reference from the Company's Form 10-SB as filed with the Securities and Exchange Commission on March 3, 1999





