Form 10QSB/A
period 2002-12-18
SHARECOM INC /IL/
filed 2002-12-19
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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





             433 Kitty Hawk Drive # 226, Universal City, Texas 73148
             -------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (210) 658-4675
                         ------------------------------
                           (Issuer's telephone number)


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

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................................................2


                                                      PART II

ITEM 1. LEGAL.....................................................................................................3

ITEM 5.  OTHER INFORMATION........................................................................................3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................3


SIGNATURES........................................................................................................4

INDEX TO EXHIBITS.................................................................................................5











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


                               SEPTEMBER 30, 2002








                                  SHARECOM, INC

                                      INDEX

                     UNAUDITED INTERIM FINANCIAL STATEMENTS
                              FOR THE PERIODS ENDED
                               SEPTEMBER 30, 2002



BALANCE SHEET...................................................................................................F-3

STATEMENT OF OPERATIONS-NINE MONTHS.............................................................................F-4

STATEMENTS OF OPERATIONS-THREE MONTHS...........................................................................F-5

STATEMENTS OF CASH FLOWS-NINE MONTHS............................................................................F-6

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS.....................................................................F-7











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

         NET INCOME(LOSS)                                  $                                    $   2,035,380)
                                                           ======================               ==============

         BASIC AND DILUTIVE EARNINGS
         (LOSS) PER SHARE
            (Loss) from operations                         $                   -         $                   -
            (Loss) from discontinued operations                                -                        (0.13)
                                                          ----------------------            ------------------

         NET LOSS PER SHARE                                $                   -            $           (0.13)
                                                           ======================           ==================




         WEIGHTED AVERAGE COMMON SHARES

            Basic and dilutive common shares                         746,360,722                    15,234,685
                                                                   =============                  ============

               The accompanying notes are an integral part of the
                             financial statements.







                                                  SHARECOM, INC.
                                    UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                      2002                     2001
                                                                                ---------------                ----------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                        $(275,524)                   $ (2,137,328)
            Adjustments to reconcile net income (loss)to
            net cash provided (used) by operating activities:
                                                   Depreciation and amortization         .6,441                          21,338
                                                Sale of business assets & certain
                                                              Liabilities assumed     (135,648)                               -
                                                               Stock for services       330,020                       2,000,000
                                      Changes in operating assets and liabilities
                                       (Increase) decrease in accounts receivable      (39,360)                          46,208
                                                 (Increase) decrease in inventory      (26,726)                           3,437
                                          (Increase) decrease in prepaid expenses            -                                -
                                              (Increase) decrease in accounts and
                                                                   Other payables         6,246                          16,258
                                          (Increase) decrease in accrued interest            -                                -
                                                                                -----------------              ----------------
                                                     Net cash provided (used) by
                                                            operating activities      (134,551)                        (50,987)
                                                                                  --------------                    -----------
         CASH FLOWS FROM INVESTING ACTIVITIES:
            Increase in patent costs                                                           -                              -
                                                                                --------------------           ----------------
                            Net cash provided (used)
                            by investing activities                                                                           -
                                                                                 -------------------              -------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Funds borrowed from (paid back to)
            prior shareholder                                                            55,977                          12,000
              Proceeds from (paid off) note payable                                   (100,000)                          39,077
            Sale of common stock                                                         19,980                               -
            Proceeds sale of business operations-
            net cash received                                                            89,906                               -
                                                                                 --------------                ----------------

                      Net cash provided (used)
                      by financing activities                                            65,863                          51,077
                                                                                ---------------                      ----------

         (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (68,688)                             990
         CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                             68,688                             288
                                                                                 --------------                  --------------

         CASH AND CASH EQUIVALENTS, END OF PERIOD                                $            0                     $     1,278
                                                                                 ==============                 ===============

         SUPPLEMENTAL CASH FLOWS DISCLOSURE:
            Cash paid for interest                                               $        5,805                 $             -
            Cash paid for taxes                                                  $            -                     $         -
                                                                                 ==============                    ============

         NON CASH ITEMS
            Stock for services                                                   $      330,020                  $    2,000,000
            Sale of assets                                                              120,196                               -
            Assumption of liabilities assumed in sale of assets                  $      120,196                $              -
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

         NOTE - SUBSEQUENT EVENT

            The Company is involved in discussions with the owners of Primary
            Business Systems, LLC located in San Antonio, Texas, regarding a possible business combination with the Company. The surviving business entity of such a combination would be the Company with the surviving business activity that of Primary Business Systems, LLC.

            The date of any such combination has not been set and no contracts have been signed. Any such business combination would likely change ownership control of the Company and would also likely result in a change in management. The Company plans to change its name to Primary Business Systems, Inc. if such a business combination occurs.











                                                        SHARECOM, INC.
                                    UNAUDITED INTERIM STATEMENTS OF DISCONTINUED OPERATIONS
                                       FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30



                                                                 Nine Months                            Three Months


                                                            2002               2001                  2002             2001

REVENUE                                                   $    57,391         $    241,182              $    -           $    61,689
EXPENSES
    Costs of goods sold                                        58,377              231,619                   -                45,868
    Research and development                                       -                   -                     -                    -
    Salary and payroll taxes expense                           24,158                  -                     -                    -
    Depreciation and amortization                              6,441               21,338                    -                7,113
    Stock for Services                                         330,020                 -                     -                    -
    Other general and administrative                           40,763              2,125,553                 -            2,044,088
                                                 ---  -------------- ---- --------------  ---  --- -----------  ---  --------------
            Total operating expense                            459,759             2,378,510                 -            2,097,069
                                                 ---

OTHER INCOME (EXPENSE)
    Interest income                                               95                   -                     -                    -
    Interest (expense)                                         (5,805)                 -                     -                    -
    Gain on sale of business                                   132,554                 -                     -                    -
    Other income expense                                           -                   -                     -                    -
                                                 ---  -------------- ---- --------------  ---  --- -----------  ---  --------------
            Total other income (expense)                       126,844                 -                     -                    -
INCOME (LOSS) FROM OPERATIONS                                  (275,524)           (2,137,328)               -          (2,035,380)
PROVISION FOR INCOME TAXES                                         -                   -                     -                    -
NET INCOME (LOSS)                                         $    (275,524)      $    (2,137,328)          $    -     $    (2,035,380)
===============================================  ===  ============== ==== ==============  ===  === ===========  ===  ==============










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

         The Company has been discussing a possible merger or acquisition with principals of Primary Business Systems, LLC located in San Antonio,
         Texas. While discussions are ongoing, no contracts have been signed. If discussions proceed as planned, the two companies will be involved in some form of business combination. The surviving business entity in any such combination would be the Company which would then carry on the present business activities of Primary Business Systems, LLC. Any such business combination would effectively change ownership control of the Company and would likely also result in a change in management. In anticipation of the signing of contracts to effect the acquisition of Primary Business Systems, LLC of San Antonio,
         Texas, The Company has filed a preliminary Form 14C with the Securities and Exchange Commission which would allow the Company to change its name to Primary Business Systems, Inc. If a business combination occurs, the Company plans to change its name to Primary Business
         Systems, Inc.


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

         (b)   Reports on Form 8-K.   No reports were filed on Form 8-K during the quarter.
               -------------------

                                                        SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of December, 2000.


         /s/ Patrick D. Matthews___________________________Dated this 18th day of December, 2002
         Patrick D. Matthews, President
         Director


         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
         In connection with the Quarterly Report of Sharecom, Inc. (the"
         Company") on Form 10- QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof
         (the"Report"), I, Patrick D. Matthews, as acting Chief Executive
         Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley
         Act of 2002, that: (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2)
         The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


          /s/ Patrick D. Matthews
         Patrick D. Matthews, CEO/CFO                                              Dated this 18th day of December, 2002








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

















