Form 10KSB
period 2002-12-31
SHARECOM INC /IL/
filed 2003-04-15
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION
                                          WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED DECEMBER
31, 2002
                                            000-25523
                             Commission File Number



                          PRIMARY BUSINESS SYSTEMS INC
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)



            NEVADA                            86-0857752
  ------------------------------                      -------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation )

433 Kitty Hawk Dr. Suite 226
Universal City, TX 78148                                   (210) 658-4675
----------------------------------------     ---------------------------
(Address of Principal Executive Offices)    (Issuer's Telephone Number,
                                            Including Area Code)


           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were $3,303,918.

The number of shares of Common Stock of the issuer outstanding as of April 11, 2003 was 87,120,664.


             DOCUMENTS INCORPORATED BY REFERENCE: Advisory Agreement

                                Table of Contents




                                                                                                          page
             Forward-Looking Statements                                                                          4

             Part I
                                                                                                                 5
Item 1       Description of Business                                                                            14
Item 2       Description of Property                                                                            15
Item 3       Legal Proceedings                                                                                  15
Item 4       Submission of Matters to a Vote of Security Holders                                                15

             Part II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters                              15
Item 6       Management's Discussion and Analysis or Plan of Operation                                          17
Item 7       Financial Statements                                                                               22
Item 8       Changes in and Disagreements with Accountants on Accounting and Financial                          22
             Disclosures

             Part III

Item 9       Directors, Executive Officers, of the Registrant:                                                  23

Item 10      Executive Compensation                                                                             23

Item 11      Security Ownership of Certain Beneficial Owners and Management                                     23

Item 12      Certain Relationships and Related Transaction                                                      24

Item 13      Controls and Procedures                                                                            25


             Part IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K
























Cautionary Note Regarding Forward-Looking Statements

 In connection with the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act"), Primary Business Systems, Inc.
("PBS" or the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans,"
"intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

      (i) volatility of costs of workers' compensation insurance coverage and profits generated from the workers' composition component of the Company's service offering under the Company's loss sensitive workers' compensation programs;


      (ii)  volatility of state unemployment taxes;


      (iii) the uncertainties relating to the collateralization requirements related to as well as availability and renewal of the Company's medical benefit plans, general insurance and workers' compensation insurance programs for the worksite employees;


      (iv)  uncertainties as to the amount the company will pay to subsidize the costs of medical benefit plans;


      (v)   possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;


      (vi) litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention of the Company's insurance coverage programs;


      (vii) impact of competition from existing and new businesses offering human resources outsourcing services;


      (viii risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;


      (ix) risks associated with the Company's dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;


      (x)   an unfavorable determination by the Internal Revenue Service or Department of Labor
            regarding the status of the Company as an "employer";


      (xi)  the possibility of client attrition due to the Company's decision to increase the price of its services, including medical benefits;


      (xii) risks associated with geographic market concentration;


      (xiii the financial condition of clients;


      (xiv) the effect of economic conditions in the United States generally on the Company's business;








      (xv)  the failure to properly manage growth and successfully integrate acquired companies and operations;



      (xvi) risks associated with providing new service offerings to clients;


      (xvii the ability to secure outside financing at rates acceptable to the Company;


     (xviii)risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and


      (xix) other factors which are described in further detail in this Annual
            Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

 The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

                                     Part 1
                                     Part 1
                         Item 1. Description of Business

 We are a holding company engaged in the Professional Employer Organization
(PEO) industry through our principal operating subsidiary, Primary Business
Systems LLC. We are committed to establishing a significant presence in the PEO industry by meeting the various needs of our clients.

 Our History:  We were incorporated in the state of Nevada in November 1996 under the name Anonymous
Data Inc.

 July 2001 Anonymous Data Inc. completed a reverse merger with ShareCom, Inc. and the name was changed to ShareCom Inc. (SHCC).

 May 2002 ShareCom, Inc. sold all sold all of its assets, selected liabilities and business operations to
USAlert, Inc., an Illinois corporation and became a "shell corporation".

 November 29, 2002 we completed a reverse merger with Primary Business Systems LLC (PBS)
incorporated in the state of Texas October 1999, wherein PBS became the surviving operating entity.  In
March 2003 ShareCom, Inc. changed its name to Primary Business Systems Inc. (PYBS).

Recent Events:

 Mr. Brad Nordling (Nordling), the Company's former president and principal stockholder, entered into an agreement to sell all of his shares of common stock in the Company to Pine Services, Ltd. (Pine), an unaffiliated third party.
Nordling held 462,551,000 shares of common stock, which represented approximately 58% of the issued and outstanding shares of the Company.

 On January 8, 2002, Nordling obtained two loans of $40,000 each, for a total of $80,000, from outside third parties. These loans were each secured by 65,000,000 shares of the Company's common stock owned by Nordling, for a total of 130,000,000 shares. Nordling in turn advanced the $80,000 to the Company, bearing interest at the rate of 5% per annum. During the month of March, 2002, the third party lenders declared a default on their loans and took possession of and registered the 130,000,000 shares of common stock.
 On or about May 15, 2002, the sale of Nordling's common stock to Pine was completed. This transaction passed all of Nordling's stock in the Company to Pine and the two outside third parties described above, which represents approximately 58% of the issued and outstanding shares of the Company.

 Also on or about May 15, 2002, the Company consummated the sale of its assets and selected debt, along with the business operations in its entirety to USAlert, Inc. an Illinois corporation (USAI). Nordling was the president of USAI and the Company upon completion of this transaction. Upon completion of this transaction, the Company was left virtually as a publicly held shell corporation.

 On or about November 4, 2002 the company conducted a 1 for 2500 reverse-split of its common stock.

 November 29, 2002 the reverse merger between ShareCom Inc, and Primary Business
Systems LLC was accomplished. On that date the members of Primary Business
Systems LLC exchanged one hundred percent of their membership in Primary
Business Systems LLC for 6,696,254 shares or approximately ninety percent of ShareCom, Inc. stock. On or about that time the Patrick Matthews, Connie
Matthews and Amanda Sinclair were elected as directors of ShareCom, Inc and Dan
Davis then sole director ShareCom, Inc resigned. Management of ShareCom Inc. was changed to reflect the change in direction Patrick Matthews is CEO/ President and Amanda Sinclair is VP/Secretary/Treasurer.

 On or about February 24, 2003 application for the name change of ShareCom, Inc to Primary Business Systems Inc. (PYBS) was approved by the State of Nevada and subsequently approved and changed through NASDA effective March 31, 2003.


 Our Subsidiary Company: Primary Business Systems LLC (PBS) is a regional
Professional Employer Organization (PEO) committed providing human capitol management solutions. We offer our clients, which are typically small to medium-sized business with between five and one hundred employees, a broad range of product and services that provide a complete solution for the clients' human resources ("HR") outsourcing needs. As of December 31, 2002 the company served more than 85 clients, as measured by individual client Federal Employer
Identification Numbers ("FEIN"), with approximately 1100 active worksite employees.
 PBS's products and services include benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

 PBS's services are designed to improve the productivity and profitability of its client's business by: Allowing managers of these businesses to "focus on the business of business" by relieving them of the
time consuming and complex burdens associated with the business of employment;
 Enabling these businesses to attract and retain employees by providing health and retirement benefits of worksite employees on a cost-effective and convenient basis;
 Improving the cash management of these businesses with respect to payroll and insurance related expenses:
and
 Helping these businesses to better manage certain risks associated with employees, including those associated with workers' compensation and state unemployment taxes.
 In order to utilize PBS's products and services, the client transfers certain employment-related risks and liabilities to PBS and retains other risks and liabilities. In this context, the client and PBS are each viewed as and become a
"co-employer" of the client's worksite employees.

 As a co-employer, employment related liabilities are contractually allocated between PBS and the client under a written Client Services Agreement. Under the Client Services Agreement, PBS assumes responsibility for and manages the risk associated with each client's worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client's option, responsibility for providing group health, welfare and retirement benefits to such individuals. These obligations of PBS are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it's important to understand that, unlike payroll processing service providers, PBS issues to each of the client's worksite employees PBS payroll checks drawn on PBS bank accounts. PBS also reports and remits all required employment information and taxes to the Internal Revenue
Service ("IRS") and issues a Federal Form W-2 to each worksite employee under the appropriate PBS FEIN. PBS assumes the responsibility for compliance with those employment related governmental regulations that can be effectively managed away from the client's worksite. PBS provides each worksite employee workers' compensation insurance coverage under PBS's insurance policy. The clients, on the other hand, contractually retain the general day-to-day responsibility to direct, control, and manage each of the client's worksite employees. The worksite employee services are performed for the exclusive benefit of the client's business. The client also remains responsible for compliance with those employment related governmental regulations that are more closely related to the day-to-day management of worksite employee.

 PBS charges its clients a service fee that is designed to yield a profit to PBS and to cover the cost of certain employment related taxes, workers' compensation insurance coverage and administrative and field services provided by PBS to the client. The component of the service fee related to administration varies according the size of the client, the amount and frequency of the payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to the worksite employees. The cost of the selected plans is billed separately from the service fee. Many clients of PBS also obtain their commercial insurance programs through insurance agencies referred to by PBS in those cases clients will have additional billings for commercial insurance program. In addition to the service fee, cost of selected benefit plans and commercial insurance, billings to each client also include the wages and other employment related taxes of each worksite employee. The gross billings are invoiced at the time of delivery of each periodic payroll delivered to the client.

 PBS contacts with a licensed insurance carrier for workers' compensation insurance coverage for its worksite employees. Texas Mutual Insurance Company has provided a guaranteed cost workers' compensation insurance program for PBS since 1999. PBS pays the premiums for this coverage and passes along to its clients some or all of the cost attributable to the coverage for their respective worksite employee. PBS does not act as an insurance company and is not licensed in the state as an insurance company.

 PBS has an incentive to minimize its workers' compensation and unemployment tax cost because PBS bears the risk that its actual cost will exceed these billed to clients, and conversely, PBS profits on theses components of fits service offerings in the event that it effectively manages such costs.


PEO Industry

The HR outsourcing industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium-sized businesses in procuring workers' compensation and group health insurance coverage on a cost-effective basis and operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms, were available to assist these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive outsourcing solution to these burdens. PEOs combined the employees of a large number of clients and leveraged their purchasing power to obtain discounted workers' compensation and group health insurance policies.

 The Company believes that the key factors driving demand for HR outsourcing services through the PEO model include:

     o the increasing acceptance in the small to medium-sized business community of outsourcing certain non-core business functions such as those offered by the Company;








    o  the increasing complexity of employment-related governmental regulations and the related costs of compliance;


    o  the size and growth of the small to medium-sized business community in the United States;


     o the need of businesses to manage the cash expenditures associated with payroll and payroll-related expenses, including workers' compensation insurance; and


     o the need to provide competitive health, welfare and retirement benefits on a cost-effective and convenient basis.

 Another factor affecting the HR industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship created by PEOs, with the development of licensing or registration requirements at the state level. Industry leaders, in concert with the National
Association of Professional Employer Organizations ("NAPEO"), have worked with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the "co-employer" relationship. This framework generally imposes financial responsibility on the PEO in order to promote the increased acceptance and further development of the industry. See "Industry Regulation -- State
Regulation" beginning on page 10.

 Twenty-two states, including the state where the Company has offices (Texas), have passed laws that have licensing, registration or other regulatory requirements for PEOs and several states are considering such regulation. Such laws vary from state to state, but generally codify the requirements that the PEO must reserve the right to hire, terminate and discipline worksite employees and secure workers' compensation insurance coverage. In certain instances, the Company delegates or assigns such rights to the client. The laws also generally provide for monitoring the fiscal responsibility of PEOs and, in many cases, the licensure of the controlling officers of the PEO.

Since the late 1990's, due to changes in the workers' compensation and the group health insurance markets, many PEOs have encountered significant difficulties in obtaining workers' compensation and group health benefit insurance policies.
Many PEOs have exited the industry due to the lack of available workers' compensation and group health benefit insurance programs or due to their inability to provide the financing security required by insurance companies in order to obtain insurance coverage.

 Many of the surviving PEOs, especially the larger ones, are capitalizing on the co-employment model and transforming their businesses into full-service HR outsourcing companies while still offering workers' compensation and group health benefit insurance programs.

Products and Services

 The Company provides a broad range of products and services to its clients.
These products and services are primarily offered to the Company's clients on a "bundled" or all inclusive basis. Health, welfare and retirement programs may be elected to be offered to worksite employees at the option of each client. The
Company provides these products and services to its clients through the following core activities:

 Retain the Best Employees. The Company assists its clients in retaining the best employees for their businesses by providing:

                            o health benefits (m do welfarenbenefits)(voluo employeerassistance programslife insurance,) o retirement plans - 401(k)sdental and vision) o employee retention best practicesinsurance,) o welfare benefits (voluntary life insurance,) o employee discounts best practicesinsurance,)
  AD&D, short-term and long-term disability)
o  welfare benefits (voluntary lifeoreward and recognition programsesinsurance,)

 Manage the Paperwork. The Company assists its clients in managing employment related paperwork by providing the following services:








                                    o       4o       payrolliprocessing, employmeno       Form W-2 preparationemployment
                                    o       Section 125, FMLA and COBRA
                                    o       unemployment claims administration
                                    o Section 125, FMLA and COBRA o benefits
                                    annual enrollment administration o time and
                                    attendance systems o benefits claims
                                    processing (health, disability and
                                    o payrolworkers'scompensation)no benefits claims
                                        processing (health, disability and
                                 related tax filings and administrationo payroll processing, employment

 Protect our clients' business. The Company assists its clients in protecting their businesses by providing:

                                o HR policies oo employeeahiring and teo employeelexit interview guidelines and forms o regulatory compliance and guidancees o workers' compensation insurancenes and forms o wage and hour guidanceand guidancees o workplace safety guidanceurancenes and forms
                            o       employee hiring and termination guidelines
                            o       workplace safety guidanceurancenes and forms

 Insuring our clients business. The Company assists its clients in insuring their business by bringing in our alliance with insurance providers.


                              o General Liability Insura co OthertCommercial
                              insuranco Assisttin audit processes needsement t o
                              Commercial Auto Liability Procurement t o Assist
                              in determining levels ofsement t o Property &
                              Equipment Procureminsuranceto Assist in
                              determining levels ofsement t o Other Commercial
                              insurance needsement t o Assist in shopping the
                              market for the the best price to coverage
                              o       Assist in shopping the market for the the Client Selection and Retention Strategy.

 As part of its current client selection strategy, the Company offers its services to businesses within specified SIC codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers' compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed by the Company to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before the Company agrees to provide services to the client. This process may include an on-site inspection and review of workers' compensation and unemployment claims experience for the last three years. In addition, under the terms of the Company's workers' compensation agreement, prospective clients operating in certain industries or with historically high workers' compensation insurance claims experience must also be approved by the Company's insurance carrier before the Company enters into a contract to provide services.

The Company maintains a client review program that includes a detailed profitability and risk analysis of all its clients. Based on the results of these analyses, the Company may modify its pricing, or if necessary, terminate certain clients that the Company believes would otherwise be detrimental or not contribute to its long-term profitability.


The Company's client retention rate for 2002 was 82.05% The Company uses the NAPEO standard for measuring client retention, which is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors including the natural instability of the small to medium-sized business market and clients that were terminated by the Company for reasons that include unacceptable risk and low profitability to the Company.

 Client Services Agreement. All clients are required to enter into the Company's
Client Services Agreement. The Client Services Agreement provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. Following the initial term, most contracts are continued on a month-to-month basis. Based on the results of a financial review, the Company may require the owners of client companies to personally guarantee the client's obligations under the Client Services Agreement.

 The Company retains the ability to terminate the Client Services Agreement as well as its co-employment relationship with the worksite employees immediately upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company's client selection process and its right to terminate the Client
Services Agreement and the co- employment relationship with the worksite employees.

 Employment-related liabilities are generally allocated between the Company and the client pursuant to the Client Services Agreement, with the Company assuming responsibility for worksite employee payroll obligations and for compliance with certain employment-related governmental regulations. On the other hand, the client remains responsible for compliance with the employment-related governmental regulations that are more closely related to the daily supervision, direction and control of worksite employees. In some cases, employment-related liabilities are shared between the Company and the client. The following table summarizes the general division of responsibilities for employment related regulatory compliance under the Client Services Agreement:

the general division of responsibilities for employment related regulatory compliance under the Client Services Agreement:



                        PBS                                                  CLIENT

        o       All rules and r go       FairvLaborgStandards Act and the Family and






 o Worksite and employee  safety  under the  Occupational  Safety and Health Act
("OSHA")  o  Worksite  and  employee  safety  under the and  related  or similar
Federal,  state or local o Worksite and employee  safety under the regulations o
Worksite and employee  safety under the o Worksite and employee safety under the
o Government  contracting  requirements  as  regulated  by,  including,  but not limited to: (i) o Government contracting  requirements as Executive Order 11246;
(ii) Vocational o Government  contracting  requirements as Rehabilitation Act of
1973;  (iii)  Vietnam Era o  Government  contracting  requirements  as Veteran's
Readjustment  Assistance Act of 1974; o Government  contracting  requirements as
(iv)  Walsh-Healy  Public  Contracts  Act; (v) Davis- o  Government  contracting requirements  as Bacon Act; (vi) the Service  Contract Act of 1965; o Government
contracting  requirements  as and (vii) any and all  similar,  related or like o
Government   contracting   requirements   as  Federal,   state  or  local  laws,
regulations,  ordinances o Government contracting requirements as and statutes o
Government contracting  requirements as o Government contracting requirements as
o  Professional   licensing  and   liabilityas  o  Professional   licensing  and
liabilityas  o Internal  Revenue Code Sections  414(m),  (n) and (o) relating to client maintained  benefit plans o Internal Revenue Code Sections 414(m),  (n) o
Internal Revenue Code Sections  414(m),  (n) o Laws affecting the assignment and ownership of intellectual  property rights  including,  but not o Laws affecting the assignment and ownership limited to, inventions,  whether patentable or not,
o Laws affecting the assignment and ownership any patents  resulting  therefrom, copyrights and o Laws  affecting the  assignment  and ownership  trade secrets o
Laws  affecting the assignment and ownership o Laws affecting the assignment and ownership o Worker Adjustment and Retrainingd ownership Notification Acto Worker
Adjustment  and  Retrainingd  ownership  o  Worker  Adjustment  and  Retrainingd ownership o Laws  affecting the  maintenance,  storage and disposal of hazardous materialso  Laws  affecting the  maintenance,  storage and o Laws  affecting the maintenance, storage and o Title VII (Civil Rights Act of 1964, as and amended),
Immigration Reform and Control Act,o Title VII (Civil Rights Act of 1964, as and
the  Americans  with  Disabilities  Act, the Ageo Title VII (Civil Rights Act of
1964, as and






          Discrimination in Employment Act, Older
         Workers Benefit Protection Act (including provisions thereunder relating to client's premises)

 o All other federal, state, county or local laws, regulations, ordinances and statutes which regulate o All other federal, state, county or local laws, employees' wage and hour matters, prohibit o All other federal, state, county or local laws, discrimination in the workplace or govern the o All other federal, state, county or local laws, employer/employee relationship o All other federal, state, county or local laws, o All other federal, state, county or local laws, o
Fair Labor Standards Act and the Family andaws, Medical Leave Act of 1993*o Fair
Labor  Standards Act and the Family andaws,  o Fair Labor  Standards Act and the
Family andaws,


* PBS and the client are each responsible for certain provisions under the terms of each Act.

Sales and Marketing

 The Company markets its services through a direct sales force. In order to exercise more control over the client selection process, the Company uses a direct sales force rather than selling through agents. The Company plans to expand its regional coverage and add sales offices in major metropolitan areas over the next few years as it accomplishes its expansion program. The Company's sales associates are compensated by a combination of salary and commission which, for top producers, will generate total compensation in the moderate six figure range.

 The Company generates sales leads from various sources as well as from direct sales efforts and inquiries. Each sales associate visits his or her clients periodically in order to maintain an ongoing relationship and to seek new business referrals. The Company also generates sales leads from referral relationship partners and an information database of small businesses.

Vendor Relationships

 The Company provides benefits to its worksite employees under arrangements with a number of vendors. The maintenance of insurance plans including workers' compensation plans and health benefit plans that cover worksite employees is a significant part of the Company's business. If the Company were required to obtain replacement contracts, such replacement could cause a significant disruption to the Company's business and possible dissatisfaction with the Company's service offering leading to a decrease in client retention and an adverse effect on the Company's future results of operations or financial condition.

Workers' Compensation Plans

Beginning in 2000, Texas Mutual Insurance Company (Texas Mutual) was the provider of workers' compensation insurance for worksite employees based in Texas. The Texas Mutual program was a guaranteed cost insurance arrangement that expired on November 17, 2001. The agreement with the Texas Mutual was renewed in November 2001 and again in November 2002 for an additional one-year term. The
Company has no workers' compensation liability with respect to claims by Texas based employees that arose in 2001 2002 or 2003 for amounts in excess of those paid to Texas Mutual.



Health Benefit Plans

The Company partners with premier managed care companies to provide health insurance to its worksite employees. Health Market is the primary partner delivering health care to worksite employees, although Aetna U.S. Healthcare
('Aetna") provides HMO coverage to certain worksite employees. All health plans,






worksite employees must work a minimum of 30 hours per week to be eligible for coverage. Additional eligibility criteria may be established in each client's benefits contract. With respect to the health plans, the Company requires each client that elects health coverage to meet minimum contribution and worksite employee participation rates. The health plans are subject to a guaranteed cost contract that caps the Company's annual liability.


 In addition to health coverage, the Company offers various other insurance programs to worksite employees such as accident and sickness, life, accidental death and dismemberment, short-term disability and long-term disability through its affiliation with AFLAC.

Information Technology

 The Company has invested approximately $48 million and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure, including computer hardware and software and telephony. This investment is intended to better serve the Company's client base, achieve a high level of client satisfaction and to allow the Company to improve efficiencies in its operations.

 These computer systems provide the Company with the capability to promptly and accurately deliver payroll and related services and generate comprehensive management reports. The Company's information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Company's operations. The current systems have high-volume payroll processing capabilities that allow the Company to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients. In 2002, the Company processed approximately
74,000 payroll checks per week.

The Company processes payroll for all of its worksite employees using Summit
Financial payroll processing application. The Summit system enables the Company to effectively manage its existing operations and maintain appropriate controls.

The Company is developing and deploying PBS HR Central, an online client and employee portal. PBS HR Central allows clients to input their payroll data directly into the Company's payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information.
PBS HR Central provides real time access to PBS's entire suite of HR products and services. PBS HR Central is fully integrated with the company's HRMS and payroll engines. This full integration results in improved client satisfaction, as well as improved operating margins. Summits software provides the foundation, enabling a robust, client configurable portal, while PBS's custom developed software provides additional ease of use and service capabilities.

 PBS HR Central allows the Company to service its clients 24 hours a day with increased accuracy and efficiency. PBS HR Central is updated regularly to increase its functionality. PBS HR Central is intended to serve as a human resource information portal for clients providing a variety of payroll and human resource tools, templates and information. Usage of this technology is expected to increase in 2003 as almost 60% of new clients obtained in 2002 indicated a desire to use PBS HR Central when reporting payroll information to the Company.

 The combination of the Summit systems for access and functionality and the PBS
HR Central online capabilities creates a unique solution capable of growing and adapting to the evolving needs of clients.















Competition

The PEO industry is highly fragmented. The Company considers its primary competition to be PEOs, insurance agents, and fee-for-service providers, such as payroll processors and HR consultants. The market for human resource consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company and which have not traditionally operated in this industry, enter the market.

 The key competitive factors in the human resource consulting industry are breadth and quality of services, price, reputation, financial stability, and choice, quality and cost of benefits. The Company seeks to compete through its ability to provide a full-service HR solution to its clients through its advanced information technology solutions.

 The Company believes that some smaller PEOs are exiting the PEO industry due to increased collateral required by providers of workers' compensation and health benefits insurance. In addition, an increase in costs and a lack of available workers' compensation and health benefits insurance programs is impacting these PEOs providing excellent opportunities for consolidations in the PEO market place the company expects to exploit.

Industry Regulation

 Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of the Company. By entering into a co-employer relationship with its clients, the Company assumes certain obligations and responsibilities as an employer under these laws.
Because many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of "employer" under these laws is not uniform.

 Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and worksite employees. Such regulations are relatively new and, therefore, their interpretation and application of these regulations by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

 The Company believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

Employee Benefit Plans

 Effective June 1, 2001 the Company began to offer a 401(k) retirement plan, designed to be a "multiple employer" plan under the Internal Revenue Code of 1986, as amended (the "Code") Section 413(c). This plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement
Income Security Act ("ERISA").


Federal Employment Taxes

 As an employer, the Company assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations:(i) withholding of income tax governed by Code
Section 3401, et seq.; (ii) obligations under the Federal Income Contributions
Act ("FICA"), governed by Code Section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"), governed by Code Section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

 Among other employment tax issues related to whether PEOs are employers of worksite employees are issues under the Code provisions applicable to Federal employment taxes. The issue arises as to whether the Company is responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Code Section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an "employer" for purposes of Federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the "employer" for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code
Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code section 3401(d)(1) with regard to PEOs its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements. Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, if the Company fails to meet these obligations, the client may be held jointly and severally liable. While this interpretive issue has not, to the Company's knowledge, discouraged clients from utilizing the Company's services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

State Regulation

 While many states do not explicitly regulate PEOs, 22 states including the state where the Company has offices (Texas) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses, is registered or otherwise compliant in the state it provides services. Whether or not a state has licensing, registration or other compliance requirement, the Company faces a number of other state and local regulations that could impact its operations.

SEC Reports

 The Company is subject to the informational requirements of the United States
Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports and other information with the SEC. Such reports and information can be inspected and copied at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, DC
20549, and at the SEC's regional offices in New York, New York and Chicago, Illinois.

 The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8- K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company's website at www.pbs-sa.com, as soon as reasonably practicable after electronically filing such reports with the SEC.


ITEM 2.    PROPERTIES

 The Company's operations are conducted from its 1781 square foot corporate headquarters located at 433 Kitty Hawk Dr., Suite 226,Universal City, Texas. The
Company leases this facility under a lease which expires in January 2005, but which can be renewed, at the option of the Company, an additional six months.
The Company considers its facilities to be adequate for its current operations.
Current monthly lease is $1,715.00 per month.









ITEM 3.    LEGAL PROCEEDINGS

 During January 2002, ShareCom, Inc. became the subject of inquiries from both the United States Securities and Exchange Commission and the Division of
Securities of the State of Georgia relating to certain information about
ShareCom, Inc. that was faxed and e-mailed by the Company's public relations firm to members of the financial marketplace. ShareCom, Inc has responded to each of these inquiries and believes that it has addressed the concerns of both agencies. The Company has received no additional response or inquiries from either agency concerning this matter.

 Primary Business Systems, Inc has no pending legal proceedings or inquiries against it.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

 None

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

 Market Information. Our common stock, par value $0.001 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.
under the symbol "PYBS."



            Fiscal Year Ended December 31, 2001                High      Low
                                               First Quarte  $FNArFou  $rNAaFo  th Quarter
                                              Second Quarter $ NA Fourt$ NAaFourth Quarter
                                              Third Quarterr $ NA Fourt$ NAaFourth Quarter
                                              Fourth Quarter $ NA Fourt$ NAaFourth Quarter


            Fiscal Year Ended December 31, 2002                High      Low
                                               First Quarte  $FNArFou  $rNAaFo  th Quarter
                                              Second Quarter $ NA Fourt$ NAaFourth Quarter
                                              Third Quarterr $NA Fourth$QNArFourth Quarter
                                              Fourth Quarter $ 1.01 Fou$t0.02aFourth Quarter


 Dividends. The Company did not pay any cash dividends.
 NA Not Available: The Company at the time of this filling was unable to confirm high/low share prices for the indicated periods.

 We are authorized to issue 750,000,000 shares of common stock, of which 87,120,664 shares were issued and outstanding as of April 11, 2003. The number of stockholders of record for the Common Stock as of April 11, 2003 is 160. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

 We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

 Our transfer agent is Standard Registrar & Transfer Company, Inc. of Draper, Utah.

 THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE NASD OTC BULLETIN
BOARD RATHER THAN A NATIONAL EXCHANGE.

 There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:






      - Limited release of the market prices of our securities; - Limited news coverage of us; - Limited interest by investors in our securities; -
      Volatility of our stock price due to low trading volume; - Increased difficulty in selling our securities in certain states due to
        "blue sky" restrictions; and
      - Limited ability to issue additional securities or to secure additional financing.

 IF OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE GREATER
 DIFFICULTY SELLING YOUR SHARES.

 The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stocks characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

 The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has
      - net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;
      - net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or
      - average annual revenue of at least $6,000,000 for the last three years.

 Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.

 If our financial condition does not meet the above tests, then trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.



       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


 number of securities Weighted- umber of securities remaining e issued upon exerc verage exercise vailable for future issuance Nf outstanding optio rice of outstand Nnder equity compensation barrants and rights iseaptions, warrants alans (excluding securities o ns,p rights ingureflected in column (a)) Plan category w o anp (a) (b) (c) 200,000,000 $ 1,250,01,750,00 100,000,000 Equity
compensation plans approved by security holders 0















                                     PART II

ITEM 6.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See
"Cautionary Note Regarding Forward-Looking Statements" beginning on page 1. The following discussion should be read in conjunction with the Company's
Consolidated Financial Statements and Notes thereto included elsewhere in this filing. Historical results are not necessarily indicative of trends in operating results for any future period.

Overview

 The Company is a regional provider of human capital management solutions. The
Company offers its clients, which are typically small to medium-sized businesses with between five and one hundred employees, a broad range of products and services that provide a complete solution for the clients HR outsourcing needs.
As of December 31, 2002, the Company served over 85 clients as measured by each client's FEIN, with approximately 1100 active, worksite employees.. The
Company's products and services include assistance with recruiting, performance management, training and development, benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

 Revenues. Revenues consist of service fees charged by the Company to cover the costs of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to its clients. The service fee charged by the Company is invoiced along with each periodic payroll delivered to the client. The client's portion of health plan costs is charged separately and is not included in the service fee. Service revenues are recognized in the period in which the worksite employee works.
Under this accrual method of accounting, service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages.
Subsequent to the end of each period, such wages are paid and the related service fees are billed.

 Cost of Services. Cost of services includes all direct costs associated with the Company's revenue generating activities as well as employee benefit costs, workers' compensation insurance and state unemployment taxes.

 Employee benefit costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Benefit claims incurred by worksite employees under the benefit plans are expensed as incurred according to the terms of each contract.
Worksite employee participation and the client's contribution towards the cost of the Company's health benefit plans are at an established minimum.

 In certain instances, the Company opts to make a contribution toward the cost of the worksite employees' medical benefit costs. In most small group health markets, medical benefit plan rates vary based on the medical participants' demographics. In order to offer a competitively priced business solution, the Company may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics. The addition of these selected worksite employees offsets potential adverse selection and helps to stabilize the overall medical benefit plan risk to the Company.


 The Company offers its medical benefit plans through partnerships with premier health care companies. These companies have extensive provider networks and strong reputations in the markets in which the Company operates.







 All of the Company's health care providers offer preferred provider organization ("PPO") coverage.
 The Company's workers' compensation program from January 1, 2000 through December 31, 2002 was with Texas Mutual Insurance Company. The Company's workers' compensation program is a guaranteed cost program where the company has no liability beyond the premiums of the policy.

 State unemployment tax rates vary from state to state and are based upon the employer's claims history. The Company aggressively manages its state unemployment tax exposure by contesting unwarranted claims.

 Operating Expenses. Operating expenses consist primarily of salaries, wages and commissions associated with the Company's internal employees, and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. The Company expects that future revenue growth will result in increased operating leverage, as the Company's fixed operating expenses are leveraged over a larger revenue base.

 Income Taxes. The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. The Company's effective tax rate for 2002 was 0%.


 Profitability. Profitability is largely dependent upon the Company's success in generating revenues for its services and managing the costs that are within its control. Revenues and costs of service primarily relate to workers' compensation coverage, health benefit plans and state unemployment taxes. The Company seeks to manage these costs through the use of: (i) workers' compensation arrangements with carriers who efficiently manage claims administration, internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage worksite employee participation, and, (iii) aggressive management of its state unemployment tax exposure.

Table of Contractual Arrangements



         Payment due by period
    ess tha      -3 yea       3-
    1 year                     yea      ore tha
                               s           n
Contractual Obligations                           Total      L            1            5    r    M5 years
               None None None None None Long-Term Debt Obligations
  Capital NonepCapCapiNoneLCapiCapiNoneLCapCapitNoneeCCapiNoneLCapitallLeaseoObligations
 Operatin NoneeOpeOperNonegOperOperNonegOpeOperaNoneaOOperNonegOperatinglLeaseoObligations
    Purch NonerPurPurcNonelPurcPurcNoneiPurPurchNoneOPPurcNoneOPurchaseoObligations
          NonetTotTotaNone TotaTotaNone TotTotalNone TTotaNone Total

Off-balance Sheet Arrangements

 The Company does not currently have any off-balance sheet arrangements.

Critical Accounting Policies

 The accounting policies described below are those that the Company considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note 1 of Notes to the Consolidated Financial Statements and in Item 1 of this Form 10-K.

 Revenue Recognition. The gross billings that the Company charges its clients under its Customer Services Agreement include each worksite employee's gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The Company's service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of certain employment-related taxes, workers' compensation insurance coverage, and administrative and field services provided by the Company to the client, including payroll administration, record keeping, and safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

 The Company reports revenues from service fees in accordance with Emerging
Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers' compensation and unemployment insurance fees. The Company reports revenues on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF No.
99-19. The Company now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. The Company accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work. The Company accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related PEO service fees are billed.



Results of Operations

The following table presents the Company's results of operations for the years ended December 31, 2001 and 2002, expressed as a percentage of revenues:



                     Year Ended                              December 31, 2001        December 31, 2002
                          Reve 100.0s % 100.0 % Revenu
                   Cost of 77.9Serviceses 82.8Services Cost o

                         Gross 22.1ofitit 17.2ofit Gross
        Operating ttingEExpenses: t ttingEExpenses: ting Expenses: Opera
       General and a 15.4andnadministrat ve 11.4and administrat ve Genera
    Salaries, wages 8.5s,swageseandncom is 8.5s, wages and com issions Salari
              ConsultingConClti0gtServicesices lti23 Services Consu

             Total oper 24.2eratingncoststs 43operating costs Total

          Operating ( (2.1)n(loss)sincomeme (25.8)(loss) income Operat
                    Interes 0.0tsincomeme 0.0t income Intere
                   Interest 0.0tsexpensese 0.0t expense Intere
       Other non-ope 0.0on-operatingnexp ns 0.0on-operating exp nse Other

   (Loss) income be (2.1)omeobeforeoincome (25.8)me before inc me taxes (Loss)
      Income tax (ben otaxt(benefit)iprovis otax (benefit) pro ision Income

                  Net inco (2.1)em(loss)s) (25.8) (loss) Net in









   Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

 For the year ended December 31, 2002, revenues increased $1,283,513, or 63.5% over 2001, totaling $3,303,918, compared to $2,020,405, for 2001. Revenue growth was primarily due to the Company's marketing strategy and ability to provide complete HR services to our clients.

 Cost of services which includes the cost of the Company's medical benefit plans, workers' compensation insurance, state unemployment taxes and other costs were $2,735,940, or 82.8% of revenues for 2002, compared to $1,574,787, or 77.9%
for 2001, representing an increase of $1,161,153, or 73.7%.

 Increases in the number of worksite employees are largely responsible for increases in benefit expenses. Benefit expenses were $156,700 or 4.7% for 2002, compared to $ 63,349 or 3.1% for 2001, an increase of $93,351.

 Workers' compensation costs were $382,147 or 11.6% for 2002, as compared to $165,937 or 8.21% for 2001, representing an increase of $216,211. Workers' compensation costs increased in 2002 due to the addition of worksite employees.

 State unemployment taxes were $12,114 for 2002, compared to $34,804 for 2001, representing a decrease of $22,590 or 64.9%. This decrease was the result of a decrease in the Company's experience rate.

 Gross profit was $567,978, or 17.2% for 2002, compared to $445,618, or 22.1%
for 2001, representing an increase of $122,360, or 27.5%. Gross profit margin decreased 4.9% as a percentage of revenues primarily due to higher workers' compensation cost and increases in benefit costs due to the increase of worksite employees.

 Operating expenses were $1,419,305 or 43% for 2002, compared to $487,664 24.2% for 2001, representing an increase of $931,641. The increase in operating expenses was due largely to the implementation of a consulting advisory agreement. (See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. )

 Salaries, wages and commissions were $281,788 or 8.5% for 2002, compared to $177,244 8.5% for 2001, representing an increase of $104,544, or 59 %. Payroll costs as percentage of revenue were flat; we have developed our staff and systems to the point which should allow us to maintain this cost ratio as we expand.


 Other general and administrative expenses were $378,159 or 11.4% for 2002, compared to $310,420 or 15.4% in 2001, representing an increase of $67,739, or 21.8%. General and Administrative expenses as a percentage of net revenue decreased four percent due to efficiencies gained by improved systems which facilitated our growth. The increase in general and administrative expenses was due to the implementation of initiatives in areas related to services and programs which fueled our growth.

Net loss was $840,268 for 2002, compared to a net loss of $36,469 for 2001, representing an increase of $ 803,772. Losses in 2002 are largely a result of the non cash booked value of consulting services.


   Liquidity and Capital Resources

 The Company had $ 30,866 in cash and cash equivalents, restricted certificates of deposit and marketable securities at December 31, 2002. The Company is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.







 At November 18, 2002, the Company had deposited $80,097, as collateral with the Company's workers' compensation plans. The Company's workers' compensation programs for the 2001 through November 2003 program years are subject to no further collateral adjustments.

 The Company had no long-term debt as of December 31, 2002.

The Company's gross billings charged to its clients include: (i) each worksite employee's gross wages; (ii) a markup which is computed as a percentage of the gross wages; (iii) related payroll taxes; (iv) the client company's portion of benefits, including medical and retirement benefits, provided to the worksite employees based on elected coverage levels by the client and the worksite employee; and (v) other commercial insurance products procured through partnering agencies whereby the company is the servicing agent. Included in the Company's charges to its clients during 2002 were salaries, wages and payroll taxes of worksite employees of $14.2 million.

 The charges to clients by the Company derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As a co- employer, and under the terms of the Client Services Agreement, the Company is obligated to make certain wage, tax and regulatory payments. Because of this, the objective of the Company is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by the Company.

 The Company's primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers' compensation expense and health benefit plan premiums.

 We expect to spend significant amounts to expand domestic sales and operations through mergers and acquisitions. As a result, we will need to generate significant additional revenue to achieve profitability based on such planned expenditures and expansion. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may further decline.

If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

 Obtaining future financing may be costly and will likely be dilutive to existing stockholders. If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets.

 WE WILL NEED TO RAISE ADDITIONAL FUNDS. THESE FUNDS MAY NOT BE AVAILABLE
WHEN WE NEED THEM.

 Based on our current plans and the funding noted above, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for at least the next 12 months. However, the Company may look to raise additional capital to operate the business, support expansion plans, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated events. We can provide no assurances that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations or investment activities. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and the issuance of additional debt securities may increase the perceived risk of investing in us. The Company periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of health benefit plan subsidies, collateralization requirements for insurance coverages, and other operating cash needs. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements through 2003.

   Inflation

 The Company believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by this Item 8 is contained below AT PAGES 25-42. See
"Index to Consolidated Financial Statements and Financial Statement Schedule" beginning on Page 26.


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                   ACCOUNTING
                            AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III.



 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

 The following table sets forth the names, ages and positions of our executive officers and directors as of April 11, 2003. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.


Name                            Age            Position

Patrick D. Matthews             44      Chairman, Chief Executive Officer and President

Amanda Sinclair                 21      Director, Executive Vice President, Secretary


Connie Matthews                 44      Director

---------------------------  ---------  -----------------------------------------------------------------------


 PATRICK D. MATTHEWS has been Chairman, CEO and President since November 29, 2003.  Mr.
Matthews was the founder of Primary Business Systems LLC., and established the company in October
1999.  From February 1997, Mr. Matthews was a Founder, Director, Vice President of Aerostaff Services
Inc., a PEO. From March 1992 Mr. Matthews was a Director and Regional Vice President of BSI a Texas
based PEO. From June 1990 Mr. Matthews was founder and Owner of Matthews Painting Co., a commercial and residential painting company.  From March 1979 Mr. Matthews was Vice President with
Piccadilly Cafeterias. Mr. Matthews is the husband of Connie Matthews and the father of Amanda Sinclair

 AMANDA SINCLAIR has been Director, Secretary and Vice President since November 29, 2003. Mrs.
Sinclair was a Member, director of operations of Primary Business Systems LLC since January 2000. From
1998 Mrs. Matthews was employed by Lane Bryant as a sales associate. Mrs. Sinclair is currently enrolled in a business degree program at St. Phillips College. Amanda Sinclair is the daughter of Patrick D. And
Connie Matthews








CONNIE MATTHEWS was a founding Member of Primary Business Systems LLC. From 1993 to 1997
Mrs. Matthews was President of AHJR Inc. DBA Connie's Kids, a state registered day care facility.  Mrs.
Matthews obtained an Associates Degree from St. Philips College in 1979. Connie Matthews is the wife of
Patrick D. Matthews and the mother of Amanda Sinclair.




ITEM 10.    EXECUTIVE COMPENSATION

 Earnings of an LLC are passed through to the Members of the LLC as a consequence Mr. Matthews received no W-2 wages for 2002 and 2001. Amanda
Sinclair received $ 23,770 for 2002 and $21,875 for 2001.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

 The following table sets forth common stock ownership information as of April
11, 2003 with respect to:

   -   Each person known to us to be the beneficial owner of more than 5% of our common stock;

   -   Each of our officers and directors;

   -   and All directors and officers as a group.

 This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 433 Kitty Hawk Dr. Suite 226 Universal City, TX 78148.
Information with respect to the percent of class is based on outstanding shares of common stock as of April 11, 2003. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

 For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after April 11, 2003.



       Name of Beneficial Owner                  Amount of Shares                    Percent of Class
                                                Beneficially Owned
Patrick D Matthews                                  68,393,591                             78.5
Amanda Sinclair                                      6,417,850                             7.4
Connie Matthews                                      4,284,813                             4.9
Frank Custable/ Suburban Capitol                     3,890,000                             4.5
---------------------------------------  --------------------------------- ------------------------------------
 All officers and directors as a group              79,096,254                             90.8
---------------------------------------  --------------------------------- ------------------------------------

 Frank Custable has under an Advisory Agreement dated November 6, 2002 the ability to own up to 9.9% upon demand as compensation for services rendered under said agreement. His business address is 2121 W. Army trail Rd., Suite 105, Addison, Il, 60101.

 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Certain Related Transactions could have a dilutive effect on a stock holder's position and could cause volatility of the stock price.

 On or about November 6, 2002 Primary Business Systems Inc. entered into an non-exclusive Advisory
Agreement with and between Frank J. Custable, Jr. and Suburban Capital Corporation ("Advisor") whereas
Advisor would perform certain services for and on behalf of the Company not limited to the development of corporate acquisition strategy, corporate positioning strategy, and corporate partnering strategy.  Further






Advisor would introduce the Company to other business entities that could advance Company's strategic plan. As compensation the Advisor was deemed to have earned $750,000 on the close of the merger between the Company (formerly
ShareCom, Inc) and Primary Business Systems LLC, this entry is noted in the financial data. The Advisor may be entitled to compensation of an additional
$1,250,000 for services to be rendered during the term of the Agreement. (See
Exhibit: Advisory Agreement).


 RELATED PARTY ACTIVITY

As a group the Directors of the Company owns a number of other Companies that provide services to and for the benefit of the Company or clients of the Company; the other companies are Consumers Insurance Agency LLC, PBS Premium
Funding LLC and AHJR Inc. At this point the Board is in discussions with its advisory members (outside CPA and Attorney) regarding the benefit or need to bring in any or all of the companies in to the Company. If it is determined these entities are to become part of Primary Business Systems Inc., the relationship of the entities to the Company will be as parent and subsidiary maintaining the Companies position as a "Holding Company". The addition of the other entities will give the Company positions in the PEO industry, the Temporary Employee Leasing industry, the Commercial and Personal Insurance brokerage industry and the Insurance Premium Funding Industry. Each of these combinations complements the other and could make the Company a premier employment outsourcing company.



ITEM 13.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company's management, including the Chief Executive Officer and the Company's CPA, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) of the Exchange
Act. Based upon that evaluation, the Company's Chief Executive Officer and
Company's CPA concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company's internal controls, or other factors that could significantly affect the Company's internal controls, subsequent to the date the Chief Executive Officer and Company's CPA carried out their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]






                         PRIMARY BUSINESS SYSTEMS, INC.
                                  & SUBSIDIARY




                   Audited Consolidated Financial Statements

                           December 31, 2002 and 2001

























                         PRIMARY BUSINESS SYSTEMS, INC.

                                TABLE OF CONTENTS

                           December 31, 2002 and 2001



INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . Page        27


CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .. . .Page 28

       Statements of Operations. . . . . . . . . . . . . . . . . .Page        30

       Statements of Stockholders' Equity . . . . . . . . . . . . Page        31

       Statements of Cash Flows . . . . . . . . . . .. . . . . . .Page        32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . .        . . . Page        34


























SELLERS AND ANDERSEN, LLC                                             941 East 3300 South, Suite 202
-------------------------
Certified Public Accountants and Business Consultants            Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA                                      Telephone 801 486-0096
                                                                                                    Fax 801 486-0098

Board of Directors & Audit Committee
Primary Business Systems, Inc.
Universal City, Texas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have audited the accompanying consolidated balance sheet of Primary Business
Systems, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primary Business
System, Inc. and Subsidiary as of December 31, 2002 and the results of its operations and its cash flows for the two years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements and notes to the financial statements, the Company has suffered significant losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 10, 2003
Salt Lake City, Utah
                                                                     s/Sellers & Andersen, LLC








                         PRIMARY BUSINESS SYSTEMS, INC.

                           Consolidated Balance Sheet
                             As of December 31, 2002



                ASSETS
Current assets
       Cash                                                                           $       30,868
       Notes receivable                                                                       53,799
       Client accounts receivable                                                             63,474
       Workers Compensation Prepaid Premiums                                                  80,097
                                                                                              ------
                Total Current Assets                                                         228,238
                                                                                             -------

Property & Equipment
       Furniture & Fixtures                                                                   10,548
       Computer equipment                                                                     82,003
       Payroll software                                                                       43,724
                                                                                              ------

       Less: accumulated depreciation                                                        136,275
                                                                                            (87,377)
                Total Property & Equipment                                                    48,898
                                                                                              ------

Other assets
       Prepaid marketing                                                                     270,000
       Goodwill                                                                              550,000
                                                                                             -------
                Total Other Assets                                                           820,000
                                                                                             -------
       Total Assets                                                                   $    1,097,136
                                                                                           ---------

The accompanying notes are an integral part of these financial statements.








                         PRIMARY BUSINESS SYSTEMS, INC.

                           Consolidated Balance Sheet
                             As of December 31, 2002



                LIABILITIES
Current liabilities
       Accounts payable                                                             $        90,649
       Checks drawn on uncollected payrolls                                                 111,249
       Credit card payable                                                                   41,893
       Line of credit from banks                                                             55,807
                                                                                             ------
                Total Current Liabilities                                                   299,598

Other liabilities
       Due to shareholder/officer for stock yet to issue                                    593,294
                                                                                          ---------
                Total Liabilities                                                           892,892
                                                                                          ---------
Stockholders' Equity
--------------------
       Common stock, - $.001 par value
           authorized - 750,000,000 shares
       Issued and outstanding 11,202,664                                                     11,021
       Paid in excess of par                                                              1,069,987
       accumulated (deficit)                                                             ( 876,764)
                                                                                    ---------------
                Total Stockholders' Equity                                                  204,244
                                                                                         ----------
       Total liabilities and Stockholders's Equity                                  $     1,097,136
                                                                                       ------------


The accompanying notes are an integral part of theses financial statements.












                         PRIMARY BUSINESS SYSTEMS, INC.

                      Consolidated Statements Of Operations
                 For the Years Ended December 31, 2002 and 2001


                                                                                  2002                   2001
                                                                                 ------                 -----
Revenues                                                                     $   3,303,918           $    2,020,405
Cost of revenues                                                                 2,735,940                1,574,787
                                                                          ----------------          ---------------
Gross Profit                                                                       567,978                  445,618
                                                                         ------------------        ----------------
Operating Expenses
       General and Administrative                                                  378,159                  310,420
       Wages, commissions & salaries                                               281,788                  177,244
       Consulting services for acquisition                                         759,358                        -
                                                                         ------------------           -------------

                Total Operating Expenses                                         1,419,305                  487,664
                                                                         ------------------          --------------
(Loss) from Operations                                                           (851,268)                 (42,046)
                                                                         ------------------         ---------------
Other Income                                                                        11,059                    5,550
                                                                         --------------------       ---------------
(Loss Before Prevision For Income Tax)                                           (840,268)                 (36,469)
                                                                         -------------------        ---------------
Provision for Income Taxes                                                               -                        -
                                                                         ------------------------      ------------

Net (Loss)                                                               $       (840,268)         $       (36,496)
                                                                         -----------------         ----------------
                                                                         ----------------------  ------------------

Basic & Distributed Net (Loss) Per Share                                 $          (.084)       $                -
                                                                         -------------------        ---------------
                                                                         ----------------------  ------------------
Basic and Distributed Weighted Average
       Shares Outstanding                                                          996,389                         -
                                                                         -------------------     ------------------
                                                                         ----------------------  ------------------









The Accompanying notes are an integral part of these financial statements.









                         PRIMARY BUSINESS SYSTEMS, INC.

                 Consolidated Statements Of Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001



                                           Common Stock                    Additional        Accumulated         Total
                                                                           Paid-in-          Deficit             Equity
                                                                           Capitol
                                                                           ----------------- ------------------- ----------------
                                           Shares           Amount
                                           ---------------- --------------
Balance 12/31/2000                                        -    $       -   $         -       $       -           $     -
Net Loss                                                           -                 -            (36,496)       (36,496)
                                           ---------------- -------------- ----------------- ------------------- ----------------
Balance December 31, 2001                                 -              -                 -            (36,496)         (36,496)

         Shares issued in connection with
            the plan of reorganization on
                       November 29, 2002:
           Issuance of unrestricted stock
            to ShareCom, Inc stockholders
                                             126,104                   126           (7,626)                   -          (7,500)
         Issuance of restricted stock for
                              acquisition  6,696,254                 6,696            44,954                   -           51,560

       Issuance of unrestricted stock for
                                 services  1,790,000                 1,790         1,018,210                   -        1,020,000
         Issuance of restricted stock for
                                 services  2,408,306                 2,409            14,449                   -           16,858
Net (Loss)                                                -              -                 _           (840,268)        (840,268)
Balance December 31,02002                        16,020,664       $ 11,201        $1,069,987         $ (876,764)        $ 204,244
                                           ---------------- -------------- ----------------- ------------------- ----------------






The Accompanying notes are an integral part of these financial statements.









                                            PRIMARY BUSINESS SYSTEMS, INC.

                                         Consolidated Statements Of Cash Flow
                                    For the Years Ended December 31, 2002 and 2001


                                                                                                      2002                2001
                                                                                    ----------------------  ------------------
Net Income                                                                                  $    (840,268)       $    (36,496)
           Adjustments to reconcile net income (loss) to net cash
     provided by (used by) operating activities: Consulting                                        759,385                   -
Services for acquisition
       Depreciation and amortization                                                                35,398              35,938
       (Increase) decrease in accounts receivable                                                    7,758             (7,613)
       (Increase) decrease in prepaid expense                                                     (47,767)            (32,330)
       (Increase) decrease in other current assets                                                (53,799)                   -
       Increase (decrease) in accounts payable                                                   (152,073)              85,544
       Checks drawn on uncollected payrolls                                                        111,249                   -
                                                                                    ----------------------  ------------------
Total Adjustments                                                                                  660,124              81,539
                                                                                    ----------------------  ------------------
Net cash provided by (used in) operating activities                                              (180,144)              45,043
                                                                                    ----------------------  ------------------
Cash flows from investing activities
       Payments for the purchase of property                                                      (15,675)            (26,926)
                                                                                    ----------------------  ------------------
       Net cash provided by (used in) investing activities                                        (15,675)            (26,926)
                                                                                    ----------------------  ------------------
Cash flows from financing activities
       Net borrowing under line of credit                                                           56,491              32,754
       Principal payments on short-term debt                                                             -               (176)
       Principal payments on long-term debt                                                              -            (30,522)
       Due to shareholders/officers                                                                 42,307              47,243
                                                                                    ----------------------  ------------------
       Net cash provided by (used in) financing activities                                          98,798              49,299
                                                                                    ----------------------  ------------------
Net increase (decrease) in cash and cash equivalents                                              (97,021)              67,416
Cash and cash equivalents at beginning of year                                                     127,889              60,473
                                                                                    ----------------------  ------------------
Cash and Cash equivalents at end of year                                                      $     30,868        $    127,889
                                                                                    ----------------------  ------------------
The accompanying notes are an integral part of these financial statements









                                            PRIMARY BUSINESS SYSTEMS, INC.

                                   Consolidated Statements Of Cash Flow (continued)
                                    For the Years Ended December 31, 2002 and 2001




                                                                                                      2002                2001
                                                                                    ----------------------  ------------------
Supplemental information
Cash Payments for Income Taxes                                                      $                      -$                  -
                                                                                    ----------------------  ------------------
Non Cash Items
       Stock for goodwill                                                              $            51,650  $                 -
       Stock yet to issue for goodwill                                                  $          498,350                   -
       Stock for prepaid marketing                                                      $          270,000                   -
       Stock for professional services                                                  $          759,358  $                 -
                                                                                    ----------------------  ------------------
























The Accompanying notes are an integral part of these financial statements









                  NOTE 1 - Organization and Nature of Business

                                     History

Primary Business Systems, Inc. (the "Company"), was incorporated in 1996 under the State of Nevada under the name of Anonymous Data Corporation.  In July 2001 the Company was name changed to ShareCom, Inc..
The Company then changed its name to Primary Business Systems, Inc. on February 26, 2003.

On May 28, 2002 the Company filed a Form 8-K with the United States Securities and Exchange Commission ("SEC"). It states:

        "On or about May 28, 2002, a change of control of the Registrant occurred, as a result of Pine Services, Ltd ("Purchaser") purchasing
       432,551,000 shares of $.001 par value, capital voting stock of the Registrant (the "Shares") from Mr. Brad Nordling, the former president of the Registrant. The consideration for the purchase included the payment of $100,000 to the Seller; the release of certain note obligations aggregating approximately $885,000 and permitting certain assets of the Registrant to be transferred to another entity controlled by Seller. The source of the cash component of the consideration for the purchase of the Shares was the working capital of the Purchaser.

       "The basis of the control is Purchaser's ownership of 432,551,000 shares representing approximately 50% of the issued and outstanding Shares. The transaction which resulted in the change in control was the closing of a stock purchase agreement."

From about May 28, 2002 to around November 29, 2002 the Company did transactions, including a 2500 for 1 reverse stock split of common stock. The
Company at that juncture was a "publically held shell company" of which prior management confirms it personally assumed all debt, leaving the Company without any assets and without any liabilities.

On or about November 29, 2002 the members of Primary Business Systems, LLC
(LLC), a Texas limited liability company, exchanged 100% interest in the LLC for 90% of the stock ownership of the Company. Ownership and management control changed to the former members of the LLC.

Business Activity

    The Company is a holding company. Its wholly owned subsidiary, Primary
Business Systems, LLC, a Texas LLC, is a provider of Professional Employment
Organization ("PEO") services. A PEO is defined as an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities, and risks and, through the establishment and maintenance of an employer relationship with the workers assigned to its clients.

       With the ownership and control shift of the Company moving from what it was formerly involved in by ShareCom, Inc. to what the LLC is doing, the financial statements presented herein are those of what the LLC is doing.
       This business combination the surviving company is the Company while the surviving financial activity is the Subsidiary in a reverse merger.
       Consequently, these financial statements present only the financial activity and results of operations of the LLC.








    NOTE 2 - Summary of Significant Accounting Policies

       Principles of Consolidation

       The consolidated financial statements shown in this report excludes the historical operating information of the parent before December 31, 2002, and includes the operating information of the subsidiary, Primary
       Business Systems, LLC, from January 1, 2001 to December 31, 2002.

       The Company prepares its books and records on the accrual basis for financial reporting and for income taxes. . The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
                .
       The LLC before becoming subsidiary of the Company maintained its books and records on an accrual basis of accounting and it reported the results of its operations for income tax purposes as an "S" corporation. These financial statements have modified to present them on an ongoing basis of accounting and tax reporting, including but not limited to accruing a full compensation to officers (members) as part of the wages, commissions
       & salaries on the statement of operations.

       All intercompany transactions have been eliminated.

       Use of Accounting Estimates

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










    NOTE 2 - Summary of Significant Accounting Policies - Continued

       Cash Equivalents

       For purposes of reporting of cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

       Fair Value of Financial Instruments

       The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

       Cash and cash equivalents, receivables, prepaid premiums, accounts payable, notes payable are reflected in the financial statements at fair value because of the short maturity of these instruments.

       Amounts due to shareholder/officer for stock yet to issue are contingent on the value of the stock yet to issue from time to time, so the amount reflected in the financial statements is the approximate fair value.
       Refer to the Note discussing equity and stock commitments for further information.

       Concentration of Credit Risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The
       Company will exceed the FDIC insurable limit in an account only when gross payrolls billed and collected post to the payroll bank account before the payroll checks and tax deposits are posted. The timeliness of the deposits and withdrawals are such that no material credit risk is estimated by management.

       The Company provided its services to its clients based upon an evaluation of each client's financial condition. Exposure to losses on receivables is primarily dependent on each client's financial condition. The Company mitigates such exposure by requiring customers to immediately pay via electronic funds transfer the amount of the payroll billed, through COD payment of invoices, through deposits or letters-of-credit or personal guarantees from certain clients. Exposure to credit losses is monitored by the Company, and allowances for anticipated losses are established when necessary.

       Property and Equipment

       Property and equipment are valued at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets. Useful lives of the respective assets are generally from three to seven years. Purchase of property and equipment greater than $500 and major repairs of existing equipment that extends the









    NOTE 2 - Summary of Significant Accounting Policies - Continued

       useful life of the asset are capitalized.

       Impairment of Long-Lived Assets

       It is the Company's policy to periodically evaluate the economic recover ability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it recognizes the loss in its statement of operations.

       Revenue Recognition

       The Company bills its clients on each payroll date an administrative fee for: 1) the actual gross salaries and wages plus related employment taxes and employee benefits of the company's worksite employees, 2) actual costs associated with worksite employees, (e.g. recruiting costs, drug testing, etc.), 3) workers compensation and unemployment costs, 4) other benefits associated with the worksite employees, 5) other insurance premiums associated with the client, and 6) payroll processing the Company's administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages, negotiated at the time the client service agreement is executed. The Company's administrative fee varies by client based primarily upon the nature and size of the client's business and Company's assessment of the costs and risks associated with the employment of the client's worksite employees.

       Accordingly, the Company's administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms. Although most contracts are for one year and renew automatically, the Company and its clients generally have the ability to terminate the relationship with 30 days notice.

       Comprehensive Income

       The Company has adopted SFAS No. 130 Reporting Comprehensive Income.  The Company has no
       reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.













    NOTE 2 - Summary of Significant Accounting Policies - Continued

       Income Taxes

       the Company has adopted the provisions of statements of Financial
       Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

       During 2002, the Company underwent an ownership change as defined in
       Section 382 of the Internal Revenue Code. Consequently, management believes the net operating loss carry forwards are lost. Therefore, no recognition of any net operating loss carry forwards or benefits are recognized in these financial statements.

       The Subsidiary (operating company) has a tax year end of September 30.
       Management is seeking to change the accounting, reporting and tax year of the Company to conform with the year end of the Subsidiary.

       Stock-Based Compensation

       SFAS No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of Accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

       Net (Loss) Per Share of Common Stock

       The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income
       (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issued for goodwill would be anti-dilutive.

       Advertising Costs

       The Company's advertising costs are expensed when incurred. Total advertising costs of $5,874 and $8,118 were incurred for the years ended
       December 31, 2002 and 2001, respectively.











    NOTE 2 - Summary of Significant Accounting Policies - Continued

       Net (Loss) Per Share of Common Stock

       Basic and diluted net (loss) per common share in the accompanying statements of operations is based upon the net (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net
       (loss) per common share since the inclusion of all potentially dilutive common shares that would be issuable upon exercise of anything in the employee stock plan would be anti-dilutive.

       Other Recent Accounting Pronouncements

       The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.


    NOTE 3 - Equity & Common Stock

       Majority Owner's Common Stock Pledged

       On November 29, 2002 Pine Services, Inc. sold its equity interest in the
       Company to the members of Primary Business Systems, LLC, leaving them with approximately 90% ownership of the Company. This agreement left the existing stockholders of the Company before the acquisition a total of 126,104 shares while the members of the LLC received 2,696,256 shares of the Company stock. The members of the LLC agreed to pay $550,000 for the Company, which was a publically held "shell" corporation. The major shareholder pledged 60% of his Company stock for what ever amount it may take to pay off the $550,000 due to Pine Services, Inc. He has three years to pay it off.

       Stock-Based Compensation & Goodwill

       The Company in acquiring through a reverse merger its subsidiary also set up an agreement with a consultant ("Advisor") to provide consulting services to the Company, the value of which is not to exceed $2,000,000.
       It is computed based on the stock issued to the Advisor and what the sale proceeds the Advisor receives. The Advisor owns up to 9.9% total ownership in the Company at any one time. The Advisor's stock is registered with the SEC on Form S-8 and is unrestricted (free trading) stock. Up to every 65 days the Advisor can receive newly issued stock computing up to 9.9% of the total issued and outstanding shares of the Company and sell it and keep the proceeds. Once the Advisor has received
       $2,000,000 in proceeds from stock sales, or on or about December 15, 2003, which ever comes first, then the Company has no further obligation to issue the Advisor additional stock..

    NOTE 3 - Equity & Common Stock

       In conjunction with the purchase agreement, the majority owner, who is the CEO of the Company, has the rights to maintain majority ownership in the Company through out the time the Advisor continues to receive stock.
       His stock, however, is Section 144 restricted stock he must hold for at least 1 year from the date of issue. Payments to him for restricted stock received is recognized as goodwill paid for the reverse acquisition of the Subsidiary.








       So, every time the Advisor receives up to 9.9% new unrestricted S-8 stock of the Company to sell, the controlling owner receives over 9 times that much more additional restricted Section 144 stock.. Because restricted stock issued cannot be sold immediately, its value is less than the market value of the stock when issued. Management is unable to determine the value of the restricted stock as to number to receive or the value to receive. Management estimates goodwill is worth a minimum of $550,000, so that is the value assigned to these restricted stock issues to recognize as goodwill. Out of the $550,000, $51,650 was received as of December 31, 2002. The estimated amount due to the shareholder/officer is recognized on the balance sheet as an other payable for $593,294.


    NOTE 4 - Goodwill

       Goodwill is the fair value of amount paid for the Company to acquire its Subsidiary over the other assets received and valued, which equals
       $550,000. Refer to the Note above on Stock-Based Compensation. Management believes goodwill is not impaired.




    NOTE 5 - Employee Benefit Plan

       During 2001 the Subsidiary established a 401-K employee benefit plan for its employees and worksite employed. Under $30,000 of the plan pertains to the Company per se as most of it relates to its clients and the worksite employees associated with them..


    NOTE 6 - Prepaid Marketing

       In December 2002, the Company entered into an agreement with a consultant to receive a marketing campaign in 2003 to enhance the business and its growth. The consultant received 900,000 shares of common stock in advance to do the work.



    NOTE 7 - Related Party Transactions

       The majority shareholder advances the Company (Subsidiary) funds from time to time should it need it. The funds advanced, including for stock yet to issue, is $593,294 and $52,637 at December 31, 2002 and 2001 respectively.

       The accounts receivable balance of $117,273 as of December 31,2002 includes an amount due of $53,799 from Consumers Insurance Agency LLC
       (CIA). The Company bills CIA for rent, payroll and office expense reimbursement on a regular basis. These transactions are related party transactions as CIA is owned by the Directors of the Company.

       In May 2002, the Company agreed to sub lease space to CIA. The lease agreement makes available to CIA 500 square feet of office space for $500 per month. Management has elected to record the sublease amount as an offset to rent expense. The sub lease rental revenue for the year ended







       December 31, 2002 was $4,000 resulting a net rent expense for that period of $16,676. The sub lease agreement is a related party transaction.

    NOTE 8 - Lease Commitments

       The net rent expense for the years ended December 31, 2002 and 2001 was $20,676 and $23,511 respectively. The rent was paid to Office Building
       Partnership. The Company negotiated a new lease agreement as of July 2002 to the space currently occupied for $1,715 per month; previously, it was $1,809 per month. The lease ends in January 2005 with an option to continue the lease on a month-to- month basis for the following 6 months.


    NOTE 9 - Line of Credit

       Lines of Credit are for:                                        2002             2001
                                                                     --------         --------

       Jourdanton State Bank, limit of $50,000 at 8%
       interest.  Collateralized with accounts receivable
       and right of payment and equipment                               $ 49,845          $    -

       Frost Bank, limit of $10,000 at 5% interest, unsecured
       due on May 30, 2003                                                 5,962              -
                                                                              -----------------------------

                                                                        $ 55,807          $    -
                                                                             -----------------------------




    NOTE 10 - Credit Card Payable

       The Company regularly uses two credit cards held under the majority shareholder's individual name, but are used exclusively for the Company.
       Interest paid on these accounts are charged to interest expense. Balances owed are:

                                                                       2002             2001
                                                                     --------        ---------

       Delta Sky American Express                                    $16,893                   $13,952

       American Centurion American Express                             25,000                  $27,257
                                                                     --------         ----------------

                                                                     $42,893                   $41,209
                                                                     ---------------------------------

     NOTE 11 - Workers Compensation

       The Company maintains workers compensation insurance for worksite employees and well its regular and administrative employees. The insurance carrier audits the premiums yearly and based on their findings assess in the renewal process the amount to pay up front in premiums the next year. Premium deposits are $80,097 and $26,540 as of December 31, 2002 and 2001 respectively.








    NOTE 12 - Going Concern Issues

       The Company has suffered significant losses the past two years. Unless significant additional cash flows come into the Company, either through equity financing, profits, or a reduction of cash expenses, the Company could be in jeopardy of continuing operations. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional long and short term loans and sale of common stock of the Company to related and unrelated parties.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]







In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          Primary Business Systems Inc.


                           By: /s/ Patrick D Matthews
                                           -------------------------------------
                                        PATRICK D. MATTHEWS,
                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT


Date: April 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                    Capacity                              Date
--------------------------------                ---------                             --------------------


/s/ Patrick D Matthews              Chairman of the Board, Chief Executive Officer
--------------------------------        and President (Principal Executive Officer)    April 14, 2003
Patrick D Matthews


/s/ Amanda Sinclair
--------------------------------        Director, Executive Vice President, Secretary   April 14, 2003
Amanda Sinclair


/s/ Connie Matthews                   Director                                          April 14, 2003
--------------------------------
Connie Matthews
















           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED


            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Primary Business Systems, Inc.
on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Patrick D Matthews, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of Primary Business Systems Inc..;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003                         /s/ Patrick D Matthews
                                                             --------------
                                                          Name:  Patrick D Matthews, CEO/CFO







INDEX TO EXHIBITS

Exhibit
No.       Page No.                        Description

2(i)            *                 Articles of Incorporation of the Company dated May 7, 1997.

2(ii)                    *                Amended Articles of Incorporation of the Company dated April 26, 1999.

2(iv)           *                 By-laws of the Company.

23              46                Consent Letter of Independent Auditors

10              **                Stock Acquisition Agreement dated November 29, 2002, betweenPatrick D.
                                  Matthews; Connie L. Matthews; and Amanda M. Sinclair; the shareholders of Primary
                                  Business Systems L.L.C., a Texas Limited Liability Corporation ("Shareholders");
                                  and the Company.
10              **                Addendum to Stock Purchase Agreement dated September 27, 2002.
10              **                Stock Purchase Agreement dated September 27, 2002.




* Incorporated by reference form Form 10-SB filed March 10, 1999

** Incorporated by reference from Form 8-K filed December 19, 2002









SELLERS AND ANDERSEN, LLC                                             941 East 3300 South, Suite 202
-------------------------
Certified Public Accountants and Business Consultants           Salt Lake City, Utah 84106
Member SEC Practice Section of the AICPA                                    Telephone 801 486-0096
                                                                                                  Fax 801 486-0098


INDEPENDENT AUDITOR'S CONSENT We consent to the Use of our Audit Report dated
April 10, 2003, in the Annual Report of Form 10-KSB of Primary Business Systems,
Inc.For the year ended December 31, 2002


April 15, 2003
Salt Lake City, Utah
                                                                       s/Sellers & Andersen, LLC





