Form 10QSB
period 2003-03-31
SHARECOM INC /IL/
filed 2003-05-20
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549


                                               FORM 10-QSB


 (Mark One) [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

 [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from -------- to -------------

                        Commission file number:000-25523

                         PRIMARY BUSINESS SYSTEMS, INC.
                        --------------------------------
        (Exact name of small business issuer as pecified in its charter)





             NEW YORK                            86-0857752
            ----------                          ------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)



          433 Kitty Hawk Drive, Suite 226, Universal City, Texas 73148
          ------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

                                    Yes X            No
                                        -              ---- --


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2003 was 86,720,664



                                            Table of Contents

                                                  Part I

Item 1.  FINANCIAL STATEMENTS                                                                            1

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS                                                              2

                                                 Part II

Item 1   LEGAL PROCEEDINGS                                                                               4

Item 4.  SUBMISSIONS OF MATTERS TOA VOTE OF SECURITY HOLDERS                                             4

Item 5.  OTHER INFORMATION                                                                               4

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                4

SIGNATURES                                                                                               4

INDEX TO EXHIBITS                                                                                        6








ITEM 1.                             FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9.




                              (THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)

                                      Primary Business System, Inc.

                                           Financial Statements

                                              March 31, 2003




                              (THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)





                                      Primary Business Systems, Inc.

                                                  Index

                                  Unaudited Interim Financial Statements
                                           For the Period Ended
                                              March 31, 2003

Balance Sheet...................................................................F-3

Statement of Operations-Three Months............................................F-5

Statement of Stockholders' Equity...............................................F-6

Statement of Cash Flows-Three Months............................................F-7

Notes to the Unaudited Financial Statements.....................................F-9














                 (THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)






















                         PRIMARY BUSINESS SYSTEMS, INC.

                                  Balance Sheet
                              As of March 31, 2003


                                     ASSETS

                                            Current assets

                                                      Cash                            $           3,522
                                          Notes receivable                                       96,230
                                Client accounts receivable                                       51,989
                                   Worker compensation prepaid premiums                          80,097
                                Prepaid Business Promotion                                       73,348

                                      Total Current Assets                                      305,186
                                                                                       ----------------

                                      Property & Equipment

                                      Furniture & Fixtures                                       10,548
                                        Computer equipment                                       82,003
                                          Payroll software                                       43,724
                                                                                       ----------------

                                                                                                136,275
                            Less: accumulated depreciation                                     (95,830)
                                                                                       ----------------

                                Total Property & Equipment                                       40,445
                                                                                       ----------------

                                              Other assets

                                         Prepaid marketing                                      270,000
                                                  Goodwill                                      557,240
                                                                                       ----------------

                                        Total Other Assets                                      827,240
                                                                                       ----------------

                                              Total Assets                            $       1,172,871
                                                                                       ================

                   The accompanying notes are an integral part of these financial statements
                                                     F - 3








                         PRIMARY BUSINESS SYSTEMS, INC.

                                  Balance Sheet
                              As of March 31, 2003


                                               LIABILITIES

                                       Current liabilities

                                          Accounts payable                             $          242,581
                                Client payroll tax payable                                         43,430
                                       Credit card payable                                         40,853
                                 Line of credit from banks                                         54,672
                                                                                        -----------------

                                 Total Current Liabilities                                        381,536

                                         Other liabilities

                                   Due to shareholder/officer for stock yet to issue              593,294
                                                                                        -----------------

                                         Total Liabilities                                        974,830
                                                                                        -----------------

                                      Stockholders' Equity

                           Common stock, - $.001 par value
                           authorized - 750,000,000 shares
                               Issued and outstanding 87,302,664 Shares                            87,121
                                     Paid in excess of par                                      1,186,127
                                     Accumulated (deficit)                                    (1,075,207)
                                                                                        -----------------

                                Total Stockholders' Equity                                        198,041
                                                                                        -----------------

                             Total Liabilities and Stockholders' Equity                $        1,172,871
                                                                                        =================



              The accompanying notes are an integral part of these
                             financial statements.









                         PRIMARY BUSINESS SYSTEMS, INC.

                            Statements Of Operations
                    For The Quarter Ended March 2003 and 2002

                                                                                          2003             2002
                                                                           -------------------       -----------------

                                                  Revenues                $            885,218     $           804,998

                                          Cost Of Revenues                             734,829                 632,137
                                                                           -------------------       -----------------

                                              Gross Profit                             150,389                 172,861
                                                                           -------------------       -----------------

                                        Operating Expenses
                                General and Administrative                             100,799                  61,746
                             Wages, commissions & salaries                              65,703                  79,602
                       Consulting services for acquisition                             185,000
                                                                           -------------------       -----------------

                                                                                       351,502                 141,348
                                                                           -------------------       -----------------

                                    (Loss) from Operations                           (201,113)                  31,513
                                                                           -------------------       -----------------

                                              Other Income                               2,670                     279
                                                                           -------------------       -----------------

                                  (Loss Before Provision For Income Tax              (198,443)                  31,792
                                                                           -------------------       -----------------

                                Provision For Income Taxes                                   -                       -
                                                                           -------------------       -----------------

                                                Net (Loss)                $          (198,443)     $            31,792
                                                                           ===================       =================


                               Basic & Distributed Net (loss) Per Share   $           (0.0023)     $                 -
                                                                           ===================       =================

                                 Basic and Distributed Weighted Average
                                        Shares Outstanding                          36,811,553                       -
                                                                           ===================       =================

              The accompanying notes are an integral part of these
                             financial statements.








                                                      PRIMARY BUSINESS SYSTEMS, INC.

                                                    Statements Of Stockholders' Equity
                                              For The Years Ended December 31, 2002 and 2001
                                                                                       Additional
                                                                Common Stock             Paid-In-           Accumulate   Total
                                                                                                        d
                                     Shares              Amount              Capital              Deficit         Equity
                                ------------- ----------------- -- ----------------- -- ----------------- --------------------

Balance 12/31/2001                                                                   $           (36,496)  $
                                                                                                                      (36,496)

Net Loss                                                                                                             (840,268)

                                 11,202,664     $       11,021           1,069,987                                     240,740


                                ------------- ----------------- -- ----------------- -- ----------------- --------------------

Balance December 31,                                                                            (876,764)              204,244
2002                             11,202,664             11,021           1,069,987

Issuance of restricted stock
     for acquisition of AHJR,    72,400,000             72,400            (65,160)                                       7,240
                Inc. stock

Issuance of unrestricted
stock for services                3,700,000              3,700             181,300                                     185,000

Issuance of restricted
stock for services                                                                                                           0

Net (Loss)                                                                                      (198,443)            (198,443)
                                ------------- ----------------- -- ----------------- -- ----------------- --------------------

Balance March 31, 2003           87,302,664           $ 87,121     $     1,186,127    $       (1,075,207)   $          198,041
                                ============= ================= == ================= == ================= ====================

                                The accompanying notes are an integral part of these financial statements.
                                                                   F - 6

                         PRIMARY BUSINESS SYSTEMS, INC.

                             Statements Of Cash Flow
                  For The Quarter Ended March 31, 2003 and 2002

                                                                                       2003           2002
                                                                          -----------------     -----------------

                                                Net Income              $         (198,443)    $           31,792
                            Adjustments to reconcile net income (loss)
                        to net cash provided by (used by)
                                     operating activities:
                       Consulting services for acquisition                          185,000
                             Depreciation and amortization                            8,454                 8,833
                            (Increase) decrease in accounts receivable               11,485               (6,714)
                                (Increase) decrease in prepaid expense             (73,348)
                           (Increase) decrease in other current assets             (42,431)               (1,650)
                               Increase (decrease) in accounts payable              151,932              (83,744)
                                Increase (decrease) in client payroll tax            43,430
                                                                liability

                                  Checks drawn on uncollected payrolls            (111,249)
                                                                          -----------------     -----------------

                                         Total Adjustments                          173,273              (83,275)
                                                                          -----------------     -----------------

                                 Net cash provided by (used in) operating          (25,170)              (51,483)
                                                               activities
                                                                          -----------------     -----------------
                      Cash flows from investing activities
                                 Payments for the purchase of property                                    (8,736)
                                                                          -----------------     -----------------

                                 Net cash provided by (used in) investing                 0               (8,736)
                                                               activities
                                                                          -----------------     -----------------
                      Cash flows from financing activities
                       Net borrowings under line of credit                          (2,175)                10,000
                                 Principal payments on short-term debt
                                  Principal payments on long-term debt
                              Due to shareholders/officers                                                  1,546
                                                                          -----------------     -----------------

                                 Net cash provided by (used in) financing           (2,175)                11,546
                                                               activities
                                                                          -----------------     -----------------
                       Net increase (decrease) in cash and
                                      and cash equivalents                         (27,345)              (48,673)
                        Cash and cash equivalents at beginning of year               30,868               127,889
                                                                          -----------------     -----------------

                           Cash and Cash equivalents at end of quarter  $             3,523    $           79,216
                                                                          =================     =================

                   The accompanying notes are an integral part of these financial statements.
                                                      F - 7


                                               PRIMARY BUSINESS SYSTEMS, INC.

                                             Statements Of Cash Flow (continued)
                                            For The Quarter Ended March 31, 2003

                                                                                               2003              2002
                                                                                -------------------       -------------------

                                       Supplemental Information

                                 Cash Payments for Income Taxes               $          -             $           -
                                                                                ===================       ===================

                                 Non cash items

                                             Stock for goodwill               $ 7,240                   $          -
                                Stock yet to issue for goodwill                                   -                -
                                    Stock for prepaid marketing                                   -                -
                                Stock for professional services               $ 185,000                 $          -
                                                                                ===================       ===================



                     The accompanying notes are an integral part of these financial statements






                            PRIMARY BUSINESS SYSTEMS
                         2003 FIRST QUARTER DISCLOSURES
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003




NOTE 1 - BASIS OF PRESENTATION

The interim financial statements at March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the three months ended March 31, 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------------------

For the three months ended March 31, 2003 the Company incurred a prepaid business promotion expense of $80,016 that will be amortized over a twelve month period. The prepaid expense will recur in February on an annual basis and benefits the company throughout the year, therefore, management has elected to record monthly amortization expense of $6,668 to accurately match the expense with the revenues is generates..

No other significant accounting policies that were disclosed with the annual financial statements for the year ended December 31, 2002 and 2001 have changed.


NOTE - CHANGE IN STOCKHOLDERS' EQUITY

The statement of changes in stockholders' equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended March 31, 2003.

The Company purchased all the outstanding shares of AHJR, Inc. in a stock for stock transaction. AHJR, Inc is a corporation principally owned by Patrick
Matthews, the primary shareholder of the Company. AHJR, Inc. was an inactive corporation holding no assets or liabilities and will be used by the Company to operate a staff leasing business. AHJR, Inc. will be renamed Concord Staffing
Inc. The stock issued for the stock of AHJR, Inc. was 72,400,000 shares of restricted Primary Business Systems, Inc. stock at $.0001 per share with $7,240 recorded as goodwill on the balance sheet.










Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATION

General

Primary Business Systems Inc., is a holding company that operates in two primary areas of business: Professional Employer Organization (PEO), providing HR, Risk
Management, and administrative employer responsibilities as the employer of record for Client Companies; and, Temporary Employment Services (Staff Leasing) for businesses. These business models are operated through wholly owned subsidiaries of the Company.

The following discussion examines the Company's financial condition as a result of the operations for the first quarter ending March 31, 2003 and compares those results with comparable periods from last year. It will be useful to read this in conjunction with Form 10-KSB presented 04/15/03.

PEO Operations

Though our subsidiary Primary Business Systems LLC, we operate the PEO operations. Our objective is to sell PEO services to business with from five to one-hundred employees. By becoming the employer of record for out clients we relieve them of many of the burdens and risks of the business of employment
(which is our business) and allow them to "focus on the business of business"
(their business). Much of the discussion regarding the particular activities of a PEO can be found in our 10-KSB filing 4-15-03.

REVENUES
The PEO subsidiary began business in October 1999 and has enjoyed increasing revenue since that time. Net revenue 1 was $885,218 compared to $804,998 for the first quarter 2003 to 2002 an increase of $80,220 or 9.96%. In the first quarter we suffered the loss of a large client, who had been a client for three years, while increasing sales to result in a net gain. Cost of revenue was $734,829 compared to $632,137 for the same period 2003 and 2002, an increase in cost of $102,662 or 16.15%. The increase can be attributed to the normal cycle of increases in unemployment taxes, state and federal, that occur at the beginning of each year. As the year progress and the cutoffs are met they will result in a reduction of cost. It is our practice to absorb the unemployment tax burden and not pass the cost or cutoff to our clients as these cost are a direct result of our efficiency regarding unemployment claim management and a core benefit to our client. Other cost increases are a result of increases in health insurance and other benefit programs sponsored by the Company for the benefit of the client and leased employees. These cost increases typically occur during the first quarter, although they were higher than expected due to the tightening of the insurance market.

OPERATING EXPENSES
General & Administrative expenses for the quarter were $100,799 compared to $61,746; 2003 to 2002 respectively this was an increase of $39,053 or 63.2%. Of the increase $34,107 was attributed to NSF payments from two clients who experience terminal cash flow problems and are no longer clients of the Company, we have however entered into agreements with one client to recover the loss while negotiations with the second are ongoing, we expect to be successful in recovering the loss in the future. Adjusting for the NSF charges make the G&A expense $65,779 compared to $61,746 an increase of $4,033 or 6.5%.

--------
1 Beginning fourth quarter 2002 PEO companies began reporting revenue net of gross payroll expense. It was common practice prior to the fourth quarter to report total revenue. Total revenue for PBS $3,491,563 compared to $3,410,778 first quarter 2003 to 2002; direct payroll cost $2,647,682 compared to
$2,618,993 for the same period.





Wages, commissions & salaries were $65,703 compared to $35,769 for the quarter
2003 to 2002 respectively, an increase of $29,934 or 83.7%. This increase is largely the result of the addition of three employees from 2003 to 2002, in addition commissions increased as a result of the increase of business.

Consulting service for acquisition resulted in the identification of a number of PEO companies who with the Company have an interest in merging or being acquired as a result of these activities we expect to make an offer for our first acquisition in May. We had no expenses for the quarter in2002 for consulting services.

PROFITS
First quarter operations resulted in - $201,113 compared to $75,34, first quarter 2003 to 2002 the loss is largely attributed to our investment in the future through the consulting services ($185,000) and the increase in staff payroll ($29,934) from the addition of personal as a result of the growth.
Combined these two items accounted for $214,934 of the operating expenses. The loss experienced in the quarter resulted in a net loss per share of $.0023 for the quarter.

CAPITOL RESOURCES AND LIQUIDITY

On March 31, 2003 the Primary Business Systems Inc, had current assents of
$305,186 and $1,172,871 in total assets compared to $228,238 of current assets and $1,097,136 in total assets at the year ended December 31, 2002. The Company had net working capital of $3,523 on March 31, 2003 compared to $30,868 on December 31, 2002.

Total stockholders' equity in the Company was $198,041 as of March 31, 2003 compared to $204,244 as pf December 31, 2002. The decrease is attributable to changes in the values of securities, as well as the acquisition of AHJR Inc., a Texas Corporation with no on going activity acquired from Patrick and Connie
Matthews for the purpose of operating as a subsidiary in the Temporary Staffing
Business.


On February 28, 2002 the Company completed a transaction wherein it acquired all the shares of AHJR Inc., a Texas corporation from Patrick and Connie Matthews.
The purpose of the transaction was to provide the Company an established corporation that could be immediately used for the asset purchase of a regional temporary staffing service company that had chosen to shut its doors. On March
1, 2003 AHJR Inc., began operations in the temporary staffing service industry as Concord Staffing Services (CSS), application to change the name to Concord
Staffing Services Inc., will be completed during the second quarter 2003.
Pursuant to beginning operations as a temporary staffing company through the subsidiary the Company has an offer to purchase certain assets of The Job Market
LLC for twelve thousand dollars cash and one- hundred fifty two thousand restricted shares of common stock. While the deal has not been finalized the Company has control of the assets and is making progress in the market.
Accounting of this transactions and operations will be reported in the second quarter Form 10-QSB. This purchase will position the Company in the Temporary
Staffing Services industry and complement the services and offerings of the PEO, these two operations will position the Company as an employer of choice for business that wish to out source the business of employment while concentrating on the business of business.


FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainly including, without limitation, the ability of Primary Business Systems Inc., to continue its expansion strategy, changes in the PEO markets, labor and employee benefits, changes in the Insurance markets, changes in government regulations as well as general market conditions, competition, and pricing. Although Primary Business
Systems Inc., believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statement included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Primary Business Systems Inc., or any other person that the objectives and plans of Primary Business Systems, Inc., will be achieved.



                                     PART II

Item 1.                    LEGAL PROCEEDINGS

None

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.                    OTHER INFORMATION

During the first quarter the company entered into an Investment Banking agreement with Vfinance Inc., (OTCBB VFIN) for the purpose of raising capitol for the Company to facilitate its objectives in acquiring other PEO, Temporary
Staffing and Insurance Companies. For consideration the Company issued one-hundred thousand shares of 144 stock and will issue one-hundred thousand warrants at $.30 to be exercized with in three years. For its part Vfinance
Inc., will facilitate mergers and acquisitions for the Company. At the time of this writing the Company with the assistance of Vfinance is making an offer to purchase the stock of an other regional PEO with annual revenues in excess of six million dollars. Announcements of the progress of this acquisition will be made as developments warrant.

Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         The Company did not file a report on Form 8-K during the quarter for which this report is filed.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by th under singed, there unto dully authorized, this 17th day of May 2003.

Primary Business Systems Inc.

/s/ Patrick Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman                    May 17, 2003









 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Primary Business Systems Inc., (the
"Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") , I Patrick
Matthews, Sole Executive Officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Primary Business Systems Inc., and: (a) The Report complies with the requirements of section 13 (a) or 15 (d( of the securities Exchange Act of 934; and (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         2. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
                  13a-14 and 15d-14) for the Company and I have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and
                  (C)) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

         3.       I have disclosed , based on my most recent evaluation, to the Company's auditors and the board of directors

                                    (a)all significant deficiencies in the
                                    design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
         4. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Patrick Matthews
Patrick D. Matthews
Sole Executive Officer
May 17, 2003






                                INDEX TO EXHIBITS

Exhibit
No.       Page No.                          Description

3(i)              *                 Articles of Incorporation of the Company dated May 7, 1997.
3(ii)             *                 Amended Articles of Incorporation of the Company dated April 26, 1999.
3(iii)            *                 By-laws of the Company.
4(i)              *                 Instruments defining shareholder rights
10                **                Stock Acquisition Agreement dated November 29, 2002, betweenPatrick D.
                                    Matthews; Connie L. Matthews; and Amanda M. Sinclair; the shareholders of
                                    Primary Business Systems L.L.C., a Texas Limited Liability Corporation
                                    ("Shareholders"); and the Company.
10                **                Addendum to Stock Purchase Agreement dated September 27, 2002.
10                **                Stock Purchase Agreement dated September 27, 2002.

* Incorporated by reference form Form 10-SB filed March 10, 1999

** Incorporated by reference from Form 8-K filed December 19, 2002









                  (THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)


