Form 10QSB
period 2003-06-30
PRIMARY BUSINESS SYSTEMS INC
filed 2003-08-14
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

            ☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

            ☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                   to                  .

Commission file number: 0-25523

CUSIP number 74154U 102

PRIMARY BUSINESS SYSTEMS INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0857752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

433 Kitty Hawk Drive # 226, Universal City, Texas 73148

(Address of principal executive office) (Zip Code)

(210) 658-4675

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                    No ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of June 31 was 84,307,302

ITEM 1.                                  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9.

Primary Business System, Inc.

Financial Statements

June 30, 2003

Primary Business Systems, Inc.

Index

Unaudited Interim Financial Statements

For the Period Ended

June 30, 2003

Balance Sheet

Statement of Operations-Three Months

Statement of Cash Flows-Three Months

Notes to the Unaudited Financial Statements

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Unaudited Consolidated Condensed Interim
Balance Sheet
As of June 30, 2003

ASSETS

Current assets

Cash	$12,378
Notes receivable	85,180
Client accounts receivable	108,622
Prepaid Business Promotion	80,097
53,348

Total Current Assets	339,625

Property & Equipment

Furniture & Fixtures	10,548
Computer equipment	82,003
Payroll Software	43,724

136,275
Less: accumulated depreciation	(104,284)

Total Property & Equipment	31,991

Other Assets

Security deposits	1,995
Goodwill	557,240

Total Other Assets	559,195

Total Assets	$930,810

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Unaudited Consolidated Condensed Interim
Balance Sheet
As of June 30, 2003

LIABILITIES

Current liabilities

Accounts payable	$140,705
Checks drawn on uncollected funds	145,585
Client payroll tax payable	30,893
Credit card payable	39,583
Client payroll amount withheld	9,641
Notes payable	61,473
Line of credit from banks	51,921

Total Current Liabilities	479,802

Other Liabilities

Due to shareholder/officer for stock yet to issue	590,299

Total Liabilities	1,070,101

Stockholders’ Equity

Common stock, -$.001 par value authorized - 750,000,000 shares
Issued and outstanding 84,397,392	84,397
Paid in excess of par	808,851
Accumulated (Deficit)	(1,032,540)

Total Stockholders’ Equity	(139,292)

Total Liabilities and Stockholders’ Equity	$930,810

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS INC and SUBSIDIARIES

Unaudited Consolidated Condensed Interim
Statement of Operations
For the Three Months and Six Months Ended June 30, 2003 and 2002

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues	$704,233	538,148	$1,338,665	1,343,146
Cost of Revenues	475,329	425,385	975,963	1,057,522
Gross Profit	228,904	112,763	362,703	285,624
Operating Expenses
General & Administrative	147,370	65,678	245,932	127,424
Wages, Commissions & Salaries	140,499	39,776	200,481	119,378
Consulting services for acquisition	(110,000)	0	75,000	0
	177,869	105,454	521,412	246,802
Income (Loss) from Operations	51,035	7,309	(158,710)	38,822
Other Income	489	279	2,934	558
Income (Loss) Before Provision For Income Tax	51,533	7,588	(155,710)	39,380
Provision for Income Taxes	—	—	—	—
Net Income (Loss)	$51,533	7,588	$(155,776)	—
Basic & Distributed Net Income Per Share	$0.00	—	$(0.00)	—
Basic & distributed Weighted Average Shares Outstanding	62,196,587	—	62,196,587	—

The accompanying notes are an intergral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES
Unaudited Consolidated Condensed Interim
Statements Of Cash Flow
For the Six Months Ended June 30, 2003 and 2002

	2003	2002
Net (Loss) Income	$(155,776)	$39,380
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	16,908	8,833
(Increase) decrease in accounts receivable	(45,348)	(92,672)
(Increase) decrease in prepaid expense	(53,348)
(Increase) decrease in other current assets	(31,382)	(2,970)
Increase (decrease) in accounts payable	50,259	(43,829)
Increase (decrease) in client payroll tax liability	30,893
Increase(decrease) in other current liabilities	9,641
Increase (decrease) in other assets	(1,955)
Adjustment to consulting expense on return of stock	75,000
Checks drawn on uncollected payrolls	34,336

Total Adjustments	85,004	(130,638)
Net cash provided by (used in) operating activities	(70,772)	(91,258)
Cash flows from investing activities
Payments for the purchase of property	0	(11,116)
Net cash provided by (used in) investing activities	0	(11,116)
Cash flows from financing activities
Net borrowing under line of credit	(3,886)	11,213
Net borrowing on notes payable	61,473
Principal payments on short-term debt	(2,310)	(538)
Due to shareholders/officers	(2,995)	(19,846)
Net cash provided by (used in) financing activities	52,282	(9,171)
Net increase (decrease) in cash and cash equivalents	(18,490)	(111,545)
Cash and cash equivalents at beginning of year	30,868	127,889
Cash and Cash equivalents at end of quarter	$12,378	$16,344

The accompanying notes are an integral part of these financial statements

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Unaudited Consolidated Condensed Interim
Statement of Cash Flows (continued)
For the Six Months Ended June 30, 2003 and 2002

	2003	2002
Supplemental Information
Cash Payments for Income Taxes	$	$
Non Cash Items
Stock for goodwill	$7,240	$—
Stock for consulting services	235,000	—
Stock returned for nonperformance of services regarding prepaid marketing	(270,000)
Stock returned for nonperformance of consulting services	(160,000)

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS INC

2003 SECOND QUARTER DISCLOSURES

FOR THE THREE MONTHS ENDED

June 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The interim financial statements at June 30, 2003 and for the current quarter and year to date ended June 30, 2003 and 2002 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the current quarter and year to date ended June 30, 2003, are not necessarily indicative of the results which can be expected for the entire year.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For the three months ended March 31, 2003 the Company incurred a prepaid business promotion expense of $80,016 that will be amortized over a twelve month period.  The prepaid expense will recur in February on an annual basis and benefits the company throughout the year, therefore, management has elected to record monthly amortization expense of $6.668 to accurately match the expense with the revenues is generates.  The current business promotion expense for the three months ended June 30, 2003 is $20,004.

The Company has consolidated the financial statements of its wholly owned subsidiary, AHJR Inc. DBA Concord Staffing Services, Inc. in these financial statements.  The disclosure related to the purchase of AHJR Inc DBA Concord Staffing Services, Inc. were included in the first quarter financial statements.

No other significant accounting policies that were disclosed with the annual financial statements for the year ended December 31, 2002 and 2001 have changed.

Management has indicated a suit was filed in June 2003, the Company intends to defend the complaint vigorously and expects to prevail in the outcome.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Primary Business Systems Inc., is a holding company with subsidiaries that operate in two primary areas of business: Professional Employer Organization (PEO), providing HR, Risk Management, and administrative employer responsibilities as the employer of record for Client Companies; and, Temporary Employment Services (Staff Leasing) for businesses. These business models are operated through wholly owned subsidiaries of the Company.

The following discussion examines the Company’s financial condition as a result of the operations for the Second quarter ending June 30, 2003 and compares those results with comparable periods from last year. It will be useful to read this in conjunction with Form 10-KSB presented 04/15/03.

Operations

Though our subsidiary Primary Business Systems LLC (PBS), we operate the PEO operations. Our objective is to sell PEO services to business with from five (5) to one hundred employees (100). We becoming the employer of record for out clients we relieve them of many of the burdens and risks of the business of employment (which is our business) and allow them to “focus on the business of business” (their core competencies). Much of the discussion regarding the particular activities of a PEO can be found in our 10-KSB filing 4-15-03.

Through our subsidiary AHJR Inc. DBA Concord Staffing Services (CSS), we operate the temporary staffing operations.  Our objective is to sell temporary staffing services to companies in with in the county of our office locations. CSS began with three offices, Bexar County, Guadalupe County and Comal County.  Each office was staffed with an office manager and a receptionist additionally we had two sales persons and one director of operations.

REVENUES

Company consolidated net revenues were $704,233, compared to $538,148 for the second quarter 2003 to 2002 respectively, an increase of $166,085 or 30.86%.  Consolidated cost of revenue was $475,329 compared to $425,385 for the same period 2003 and 2002, an increase in cost of revenue $49,994 or 11.74%. The increase can be attributed to the normal cycle of increases in unemployment taxes, state and federal, that occurs at the beginning of each contract year for the client, and addition of new clients.  As the year progress and the cutoffs are met they will result in a reduction of cost. It is our practice to absorb the unemployment tax burden and not pass the cost or cutoff to our clients as these cost are a direct result of our efficiency regarding unemployment claim management and a core benefit to our client. Other cost increases are a result of increases in revenue.

OPERATING EXPENSES

Consolidated General & Administrative expenses for the quarter were $147,370 compared to $65,678; 2003 to 2002 respectively this was an increase of $81,692. Of the increase $17,693 was attributed to NSF payments from clients who experience terminal cash flow problems and are no longer clients of the Company.  Of the total G & A CSS had an expense of $16,161 which did not exist prior to this quarter.  The remaining $47,838 increase in G & A expense for the quarter can be attributed to legal and accounting fees associated to the public entity.

Consolidated wages, commissions & salaries were $140,499 compared to $39,776 for the quarter 2003 to 2002 respectively, an increase of $100,726.  Of the increase CSS wages, commissions & salaries  for the quarter was $65,992 and PBS had an increase of $34,734 from the addition of a sales person and accounting for the officers income.

We had a credit of $110,000 in Consulting Service for Acquisition resulted in the return to treasury of stock from Suburban Capitol.  This action was taken by the Board once it was learned that Suburban Capitol Corporation came under the scrutiny of the SEC for fraudulent use of S 8 stock during their tenure as the consultant for ShareCom, Inc., prior to our acquisition of the company in November.  We had no expenses for the quarter in 2002 for consulting services.

PROFITS

Second quarter operations resulted in a net income of $51,035 compared to $7,309, 2003 to 2002. This resulted in Net income per share of $.00.

CAPITOL RESOURCES AND LIQUIDITY

On June 30, 2003 the Primary Business Systems Inc, had current assents of $339,625 and $930,810 in total assets compared to $228,238 of current assets and $1,097,136 in total assets at the year ended December 31, 2002. The Company had net working capital of $12,378 on compared to $16,334 for the six months 2003 to 2002 respectively.

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

PART II

Item 1.                    LEGAL PROCEEDINGS

On or about June 12th a complaint was filed against the Company by its previous consultant Suburban Capitol Corporation.  While management has no way of knowing the final outcome we are confident the Company will prevail in the matter.

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.                    OTHER INFORMATION

None

Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file a report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by th under singed, there unto dully authorized, this 14th day of August 2003.

Primary Business Systems Inc.

S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	August 14, 2003

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description

2(i)	*	Articles of Incorporation of the Company dated May 7, 1997.

2(ii)	*	Amended Articles of Incorporation of the Company dated April 26, 1999.

2(iv)	*	By-laws of the Company.

10	**

Stock Acquisition Agreement dated November 29, 2002, betweenPatrick D. Matthews; Connie L. Matthews; and Amanda M. Sinclair; the shareholders of Primary Business Systems L.L.C., a Texas Limited Liability Corporation (“Shareholders”); and the Company.

10	**	Addendum to Stock Purchase Agreement dated September 27, 2002.
10	**	Stock Purchase Agreement dated September 27, 2002.

31.1		302 Certification CEO
31.2		302 Certification CFO

32.1		902 Certification CEO
32.2		902 Certification CFO

* Incorporated by reference form Form 10-SB filed March 10, 1999

** Incorporated by reference from Form 8-K filed December 19, 2002

                (THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)