Form 10QSB
period 2003-09-30
PRIMARY BUSINESS SYSTEMS INC
filed 2003-11-14
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                to             .

Commission file number: 000-25523

PRIMARY BUSINESS SYSTEM INC..

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0857752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of September was 85,675,747

Transitional Small Business Disclosure Format	Yes ☐	No ☒

ITEM 1.                                                  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2003 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9.

Primary Business Systems, Inc.

Index

Unaudited Consolidated and Condensed Interim Financial Statements

For the Period Ended

September 30, 2003

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Unaudited Consolidated Condensed Interim

Balance Sheet

As of September 30, 2003

ASSETS

Current assets

Cash	$13,364
Notes receivable – Related Party	121,256
Client accounts receivable	61,377
Prepaid Expense	100,404
Workers Compensation prepaid premiums	80,097
Prepaid Business Promotion	33,340

Total Current Assets	409,837

Property & Equipment

Furniture & Fixtures	48,548
Computer equipment	84,300
Payroll Software	43,724

176,572
Less: accumulated depreciation	(112,738)

Total Property & Equipment	63,834

Other Assets

Security deposits	1,054
Customer List	12,000
Goodwill	557,240

Total Other Assets	570,240

Total Assets	$1,043,966

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Unaudited Consolidated Condensed Interim

Balance Sheet

As of September 30, 2003

LIABILITIES

Current liabilities

Accounts payable	$123,905
Checks drawn on uncollected funds	128,259
Client payroll tax payable	46,450
Credit card payable	52,335
Client payroll amount withheld	1,398
Notes payable	26,973
Line of credit from banks	48,921

Total Current Liabilities	428,243

Other Liabilities

Due to shareholder/officer for stock yet to issue	628,032

Total Liabilities	1,056,275

Stockholders’ Equity (Deficiency)

Common stock, -$.001 par value authorized - 750,000,000 shares Issued and outstanding 85,675,747	85,675
Paid in Capital excess of par value	954,445
Accumulated (Deficit)	(1,052,429)

Total Stockholders’ Equity	(12,309)

Total Liabilities and Stockholders’ Equity	$1,043,966

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS INC and SUBSIDIARIES

Unaudited Consolidated Condensed Interim

Statement of Operations

For the Three Months and Nine Months Ended September, 2003 and 2002

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues	$748,326	566,346	$2,087,490	1,909,492
Cost of Revenues	510,436	441,697	1,486,399	1,499,201
Gross Profit	237,890	124,667	601,091	410,291
Operating Expenses
General & Administrative Wages, Commissions & Salaries	142,873 115,090	117,382 38,299	379,997 315,934	244,806 157,677
Consulting services for acquisition	0	0	75,000	0
	257,963	155,681	779,377	402,483
Income (Loss) from Operations	(20,073)	(31,014)	(178,286)	7,808
Other Income	184	4,494	2,621	5,052
Income (Loss) Before Provision For Income Tax	(19,889)	(26,520)	(175,665)	12,860
Provision for Income Taxes	—	—	—	—
Net Income (Loss)	$(19,889)	(26,520)	$(175,665)	12,860
Basic & Distributed Net Income Per Share	$0.00	—	$(0.00)	—
Basic & distributed Weighted Average Shares Outstanding	84,831,787	—	69,424,006	—

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Unaudited Consolidated Condensed Interim

Statement of Stockholders’ Equity (Deficiency)

For the Period Ended September 30, 2003

			Additional Paid-In Capital	Accumulated (Deficit)	Total Equity (Deficiency)
	Common Stock
	Shares	Amount
Balance 12/31/02				$(876,764)	$(876, 764)

Net Loss				(155,776)	(155,776)

Balance June 30, 2003	84,397,392	$84,397	$808,851	(1,032,540)	(139,292)

Issuance of restricted stock for prepaid services	876,355	876	82,996		83,872
Issuance of restricted stock for purchase of assets	152,000	152	37,848		38,000

Issuance of restricted stock for prepaid services	250,000	250	24,750		25,000

Net Income (Loss)				(19,889)	(19,889)

Balance June 30, 2003	85,675,747	$85,675	$954,445	$(1,052,429)	$(12,309)

The accompanying notes are an integral part of these financial statements

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES
Unaudited Consolidated Condensed Interim
Statements Of Cash Flow
For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
Net (Loss) Income	$(175,665)	$12,860
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	25,362	35,333
(Increase) decrease in accounts receivable	2,097	(20,190)
(Increase) decrease in prepaid expense	(133,744)
(Increase) decrease in other current assets	67,457	5,790
Increase (decrease) in accounts payable	33,276	(11,389)
Increase (decrease) in client payroll tax liability	46,450
Increase(decrease) in other current liabilities	57,733
Increase (decrease) in other assets	(1,054)
Adjustment to consulting expense on return of stock	75,000
Checks drawn on uncollected payrolls	17,010

Total Adjustments	185,587	(90,456)
Net cash provided by (used in) operating activities	9,922	(77,596)
Cash flows from investing activities
Payments for the purchase of property	(40,297)	(14,381)
Net cash provided by (used in) investing activities	(40,297)	(14,381)
Cash flows from financing activities
Net borrowing under line of credit	(6,886)	27,939
Net borrowing on notes payable	26,973
Principal payments on short-term debt	(41,893)	3,097
Due to shareholders/officers	34,677	(41,508)
Net cash provided by (used in) financing activities	12,871	(10,472)
Net increase (decrease) in cash and cash equivalents	(17,504)	(102,449)
Cash and cash equivalents at beginning of year	30,868	127,889
Cash and Cash equivalents at end of quarter	$13,364	$25,440

The accompanying notes are an integral part of these financial statements

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Unaudited Consolidated Condensed Interim
Statement of Cash Flows (continued)
For the Nine Months Ended September 30, 2003 and 2002

	2003		2002
Supplemental Information
Cash Payments for Income Taxes	$		$
Non Cash Items
Stock for consulting services		$108,872		$—

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS INC., and SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Interim Financial Statements
September 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at September 30, 2003 and are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the current quarter and year to date ended September 30, 2003, are not necessarily indicative of the results which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 2003 the Company incurred a prepaid business promotion expense of $80,016 that is amortized over a twelve month period.  Management has elected to record monthly amortization expense of $6,668 to accurately match the expense with the revenues it generates.  The portion of the business promotion expense for the three months ended September 30, 2003 is $20,004.

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC and AHJR Inc., (dba/Concord Staffing Services) in these financial statements.  All significant intercompany transactions have been eliminated.  The Company acquired all of the outstanding capital stock of  AHJR Inc., in the first quarter ended March 31, 2003.

In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes amounts billed to clients for administrative fees, health insurance, workers’ compensation and unemployment insurance because revenues as the Company acts as a principal with regard to these matters. Amounts billed for gross payrolls (less employee health insurance contributions), employer taxes and 401(k) matching contributions are recorded net of corresponding payments as the Company is deemed to act only as an agent in these transactions. The Company recognizes in its balance sheet the entire amounts billed to clients for gross payroll and related taxes, health insurance, workers’ compensation, unemployment insurance and administrative fees as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by worksite employees that have not yet been billed to the client at the end of an accounting period. The related gross payroll and related taxes and costs of health insurance, workers’ compensation and unemployment insurance are recorded as accrued compensation at the end of an accounting period.

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended September 30, 2003.

In the current quarter, the Company, through  AHJR Inc.,  purchased the assets of a staff leasing company for a total purchase price of  $50,000 by the issuance of  a promissory note  in the principal amount of  $12,000 and the issuance of  152,000 restricted shares of stock of the Company for the remaining $38,000 of the purchase price.  During the current quarter, The Company issued a total of 1,126,355 restricted shares for consulting services from third parties valued at $108,872, based upon the market price of the stock.  These shares are a prepayment for services to be rendered by the consultants over a twelve month period.  The consulting expense amortized and reported in the current quarter is $8,468, leaving a current asset of prepaid expense at $100,404.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has reported a Note Receivable  as a current asset of $121,256.  The note is payable by Consumers Insurance Agency, LLC (CIA).  The primary member of (CIA) is Patrick Matthews who is also the majority shareholder in the Company and the President and Chief Executive Officer and a director.  .. The note dated May 2002 was issued by Consumers to Primary Business Systems LLC reflect payment by Primary Business Systems LLC of certain expenses on Consumer’s behalf.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Primary Business Systems Inc. (the “Company”), a Nevada corporation, is a Business Process Outsourcing (“BPO”) company specializing in human resources.  The Company, through its subsidiary Primary Business Systems LLC, is a provider of Professional Employer Organization (“PEO”) services in Texas and offers its services to small to medium-sized businesses.  These services include payroll processing, benefits administration, on-site and online employee and employer communications and self-service, employment practices and human resources risk management, and workforce compliance administration.  The Company through its subsidiary AHJR Inc (d/b/a/ Concord Staffing Services), is  a provider of Temporary Employment Services (Staff Leasing) services in Texas and offers its services to small to medium-sized businesses.  These services include applicant screening and qualification prior to placement and HR administration of placed employees.

The Company’s current operations were commenced in November 2003 when the Company (formerly named Sharecom, Inc.), acquired all of the ownership interests of Primary Business Systems LLC., a privately owned entity. The transaction  was, for accounting purposes,   accounted for under the purchase method of accounting as a reverse acquisition. Primary Business Systems LLC was treated as the acquiring company for accounting purposes because its shareholders acquired more  than 50% of the post-transaction outstanding shares of stock of the Company.  The shareholders of Primary Business Systems LLC received an approximate aggregate of 3,070,000 shares of the Company in the transaction, and management of the Company was changed to reflect the new ownership.  On or about March 2003 the Company changed its name from  ShareCom Inc to Primary Business Systems Inc.

The following discussion examines the Company’s financial condition as a result of the operations for the Third quarter ending September 30, 2003 and compares those results with comparable periods from last year.

Operations

Though our subsidiary Primary Business Systems LLC (PBS), PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by the Company for the administrative service fees, health insurance, workers’ compensation charges and employer paid unemployment insurance. These charges, along with gross payroll, payroll taxes and retirement benefits are invoiced to the client at the time of each periodic payroll. The Company negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client’s workers’ compensation experience, credit exposure and the required resources to service the account. Because the pricing is negotiated separately with each client and varies according to circumstances, the Company’s revenue, and therefore its gross margin, will fluctuate based on the Company’s client mix.  Our objective is to sell PEO services to business with from five (5) to one hundred employees (100).  Becoming the employer of record for our clients we relieve them of many of the burdens and risks of the business of employment (which is our business) and allow them to “focus on the business of business” (their core competencies).

Through our subsidiary AHJR Inc. DBA Concord Staffing Services (CSS), we operate the temporary staffing operations.  Our objective is to sell temporary staffing services to companies in with in the county of our office locations. CSS began by acquiring the assets of a temporary staffing company with three offices, Bexar County, Guadalupe County and Comal County during the quarter we closed the Guadalupe and Comal offices and centralized operations out of our Bexar office.   The streamlining of operations has resulted in savings by reducing the overhead of the additional offices.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition.

The Company bills its clients on each payroll date for (i) the actual gross salaries and wages, related employment taxes and employee benefits of the Company’s worksite employees, (ii) actual advertising costs associated with recruitment, (iii) workers’ compensation and unemployment service fees and (iv) an administrative fee. The Company’s administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages (subject to a guaranteed minimum fee per worksite employee), negotiated at the time the client service agreement is executed. The Company’s administrative fee varies by client based primarily upon the nature and size of the client’s business and the Company’s assessment of the costs and risks associated with the employment of the client’s worksite employees. Accordingly, the Company’s administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms. Although most contracts are for one year and renew automatically, the Company and its clients generally have the ability to terminate the relationship with 30 days’ notice.

The Company bills its clients for workers’ compensation and unemployment costs at rates that vary by client based upon the client’s claims and rate history.  The amount billed is intended (i) to cover payments made by the Company for insurance premiums and unemployment taxes, (ii) to cover the Company’s cost of contesting workers’ compensation and unemployment claims, and other related administrative costs and (iii) to compensate the Company for providing such services. The Company has an incentive to minimize its workers’ compensation and unemployment costs because the Company bears the risk that its actual costs will exceed those billed to its clients, and conversely, the Company profits in the event that it effectively manages such costs. The Company believes that this risk is mitigated by the fact that its typical standard client agreement provides that the Company, at its discretion, may adjust the amount billed to the client to reflect changes in the Company’s direct costs, including, without limitation, statutory increases in employment taxes and insurance. Any such adjustment that relates to changes in direct costs is effective as of the date of the changes, and all changes require 30 days’ prior notice.

Costs of services include health insurance, workers’ compensation insurance and unemployment insurance costs. The Company maintained a workers’ compensation program for all of its employees from November 2000 and  intends to renew the program with Texas Mutual Insurance Company on or about November 18, 2003, which is a fully insured program, under this program, the Company’s maximum cost is represented by the premiums paid to the insurer.  The Company’s clients are billed at fixed rates determined when the contract is negotiated with the client. The fixed rates include charges for workers’ compensation based upon the Company’s assessment of the costs of providing workers’ compensation to the client. If the Company’s costs for workers’ compensation are greater than the costs included in the client’s contractual rate, the Company may be unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers’ compensation charges on a prospective basis only.

In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company recognizes amounts billed to clients for administrative fees, health insurance, workers’ compensation and unemployment insurance because revenues as the Company acts as a principal with regard to these matters. Amounts billed for gross payrolls (less employee health insurance contributions), employer taxes and 401(k) matching contributions are recorded net of corresponding payments as the Company is deemed to act only as an agent in these transactions. The Company recognizes in its balance sheet the entire amounts billed to clients for gross payroll and related taxes, health insurance, workers’ compensation, unemployment insurance and administrative fees as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by worksite employees that have not yet been billed to the client at the end of an accounting period. The related gross payroll and related taxes and costs of health insurance, workers’ compensation and unemployment insurance are recorded as accrued compensation at the end of an accounting period.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2002, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002

The following table presents certain information related to the Company’s results of operations for the three months ending September 30, 2003 and September 30, 2002:

	September 30, 2003	September 30, 2002	% Change
	Unaudited	Unaudited
Revenues	$748,326	$566,346	32.13
Gross Profit	237,890	124,667	90.82
Operating Expenses	257,963	155,681	65.70
Operating Loss	(19,889)	(26,520)
Net Loss Attributable to Common Shareholders	—	—	—
Net Loss Per Share Attributable to Common Shareholders	—	—	—

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table presents certain information related to the Company’s results of operations for the nine months ended September 30, 2003 and September 30, 2002:

	September 30, 2003	September 30, 2002	% Change
	Unaudited	Unaudited
Revenues	$2,087,490	$1,909,492	9.32
Gross Profit	601,091	410,291	46.50
Operating Expenses	779,377	402,483	93.64
Operating Loss	(175,665)	12,860
Net Loss Attributable to Common Shareholders	—	—	—
Net Loss Per Share Attributable to Common Shareholders	—	—	—

REVENUES

Company consolidated net revenues were $748,326 compared to $566,346 for the third quarter 2003 to 2002 respectively, an increase of $181,980 or 32.13%.  This is the second quarter with revenue increases in excess of 30%, offsetting our first quarter decreases resulting in our year to date net revenue for nine months of $2,087,490 compared to $1,909,492 an increase of $177,998 or 9.32%.

COSTS OF SERVICES/GROSS PROFIT

Consolidated cost of revenue was $510,436 compared to $441,679 for the same period 2003 and 2002, an increase in cost of revenue $68,757 or 15.57%. Our nine month cost of revenue is $ 1,486,399 compared to $1,499,201 a decrease in cost of $12,808.  Consolidated gross profits were $ 237,890 compared to $124,667 for the third quarter 2003 to 2002 respectively an increase of $113,233 or 90.82%. Our nine month results are $601,091 compared to $410,291 an increase of $190,800 or 46.50%.  Gross profit increased as a result of controlling the cost of insurance losses, unemployment taxes and increased fees attributed to new lower risk clients.

OPERATING EXPENSES

Consolidated General  & Administrative expenses for the quarter were $142,873 compared to $117,382, 2003 to 2002 respectively this was an increase of $25,491. For the nine months G & A expenses were $388,443 compared to $244,806 an increase of $143,637.   Cost increases for the nine months are largely related to increases in legal fees and accounting cost increases over the previous year.  It is important to note the G & A expenses have leveled and will become less of a factor as the Company increases sales.

Consolidated wages, commissions & salaries were $115,090 compared to $38,299 for the quarter 2003 to 2002 respectively, an increase of $76,791. Nine month results are $315,934 compared to $157,677 2003 to 2002 respectively an increase of $158,257.  The nine month increase is due largely to additions of sales salary and commissions, the addition of an accounting department and accounting for CEO salary.  Payroll cost has leveled off and we expect to operate with existing personnel through the first quarter of 2004, at that time we expect to add additional sales personnel for both operating subsidiaries.

OPERATING LOSS

Third quarter operations resulted in a net loss before taxes of $19,889 in the current  quarter compared to a loss of $26,520 in the same quarter of fiscal 2002,  a reduction in loss of $ 6,631 or 25%.  Year to date for the nine months ending September are a loss of $175,665 compared to a gain of $12,860  for the same nine months in fiscal 2002  To summarize the reduction in profit is contributive to increases in the infrastructure of the Company for growth, increases in legal and accounting expenses as a result of being a reporting company and the addition of new operating subsidiaries.  We expect as increases in sales continue at the pace of the past two quarters.

INCOME TAX EXPENSE

For the three months ended September 30, 2003 and September 30, 2002, respectively, no provision for federal income taxes has been recorded.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The net income (loss) for the three months ended September 30, 2003 was $ 00 compared to a net income (loss) of $00 for the three months ended June 30, 2002.

The weighted average number of shares used in the calculation of income (loss) attributable to common shareholders for the three months ended September 30, 2003 and June 30, 2002 excludes options, warrants, as their inclusion would be anti-dilutive.

CAPITOL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $9,922 for the nine months ended September 30, 2003 compared to net cash used in operating activities of $77,596 for the nine months ended September 30, 2002. The increase in cash provided by operating activities was primarily due to the increase of liabilities timing of which deals with the timing of client payrolls.

Net cash used in investing activities was $40,297 for the nine months ended September 30, 2003 compared to $14,381 for the nine months ended September 30, 2002. The primary use of cash for investing activities during the nine months ended September 30, 2003 was $38,000 for the acquisition of customer relationship rights and property from The Job Market Inc. (TJM).

Net cash provided in financing activities during the nine months ended September 30, 2003 was $12,871 compared to net cash used by financing activities during the nine months ended September 30, 2002 of $10,472.  The Company’s subsidiary Primary Business Systems LLC has a Bank line of credit the principal amount is $60,000.00 as of September 30, 2003 the outstanding balance was $48,921.00.  The note matures December 30, 2003 it carries a 9% APR, payments of $6,886 were made on the note during the quarter.

On September 30, 2003 Primary Business Systems Inc, had current assets of $409,837 and $1,043,966 in total assets compared to $228,238 of current assets and $1,097,136 in total assets at the year ended December 31, 2002..   The Company had net working capital of $13,364 compared to $25,440 for the nine months 2003 to 2002 respectively

EFFECTS OF INFLATION

The Company does not view the effects of inflation to have a material effect upon its business.

ITEM 3 CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14 (c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

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

PART II
OTHER INFORMATION

Item 1 Legal Proceedings

Summary of the matter styled Suburban Capital Corporation v. Primary Business Systems, L.L.C, Primary Business Systems, Inc. and Ed Wells in the United States District Court, Northern District of Illinois, Eastern Division, Case No. 03-CV-4194.

On or about June 12, 2003, the Company was served with a suit commenced in the circuit court of Cook County, Illinois by Suburban Capital Corporation (“Suburban”).  An attorney who worked with the Company, Ed Wells, is also named as a defendant in the suit.  The Company removed the lawsuit to the United States District Court for the Northern District of Illinois, Eastern Division on or about June 20, 2003.  In summary, the suit seeks damages for the Company’s alleged failure to make full payment to Suburban for consulting work allegedly performed by Suburban for the benefit of the Company pursuant to an Advisory Agreement (the “Agreement”).  The suit also seeks damages pursuant to a Stock Purchase Agreement in which Pine Services, Inc., a company related to Suburban, sold a controlling interest in the publicly-held Sharecom, Inc. to the Company.  Based upon its preliminary review of this lawsuit and the discovery produced by all parties to date, the Company and its counsel believe this suit to be without merit.  The Company believes that Suburban is in breach of the Advisory Agreement by not providing any of the services required by the Agreement and therefore the Company is not obligated to pay Suburban under the Agreement.  The Company also believes that Suburban made material misrepresentations to the Company regarding the terms, scope and effect of the Agreement and therefore may have committed fraud.  The Company also believes that the demand for payment pursuant to the Stock Purchase

Agreement is untimely and further believes that Suburban made material misrepresentations regarding the quality and characteristics of Sharecom, Inc. in order to induce the Company to enter into the Stock Purchase Agreement, and therefore may have again committed fraud.  The Company intends to vigorously defend itself against this lawsuit and pursue any and all remedies it may have against Suburban.

Other than as described above the Company is not involved in any legal proceedings which may have a material effect upon the Company, its financial condition or operations.

Item 2.                                    Changes in Securities and Use or Proceeds

During the current quarter, The Company issued 152,000 restricted shares for the remaining purchase price of $38,000 for the customer lists and physical assets of The Job Market.  During the current quarter, The Company issued a total of 1,126,355 restricted shares for consulting services from third parties valued at $108,872, based upon the market price of the stock.  These shares are a prepayment for services to be rendered by the consultants over a twelve month period.

With respect to these issuances, the Company relied upon Section 4(2) of the Securities Act of 1933.  All of such issuances were completed with private individuals or entities providing services to the Company and were not the result of any general solicitation.

Item 3.                                    Defaults Upon Senior Securities

None

Item 4.                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.                                    OTHER INFORMATION

The Company previously announced on October 7, 2003 that it had entered into a letter of intent to acquire a privately held professional employer organization located in Texas.  The Company and the proposed target did not enter into a final agreement and the letter of intent has expired.  The Company and the target are continuing discussions, although there can be no assurance that any transaction will be consummated

Item 6.                                    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not file a report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the under singed, there unto dully authorized, this 13th day of November 2003.

Primary Business Systems Inc.

S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	November 13, 2003

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	302 Certification CEO
31.2	302 Certification CFO
32.1	902 Certification CEO
32.2	902 Certification CFO