Form 10KSB
period 2003-12-31
PRIMARY BUSINESS SYSTEMS INC
filed 2004-03-30
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED DECEMBER 31, 2003

000-25523

Commission File Number

PRIMARY BUSINESS SYSTEMS INC

(Name of Small Business Issuer in Its Charter)

NEVADA	86-0857752
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

433 Kitty Hawk Dr. Suite 226 Universal City, TX 78148	(210) 658-4675
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2003 were $2,684,396.

The number of shares of Common Stock of the issuer outstanding as of December 31, 2003 and March 25, 2004 was 85,568,747.

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the average of the bid and asked prices ($.065) on March 26, 2004,  was $446,832.80, based upon 7,182,043 shares held by non affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Cautionary Note Regarding Forward-Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), Primary Business Systems, Inc. (“Primary”) is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of Primary herein, in other filings made by Primary with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipated,” “plans,” “intends,” “will continue,” “estimated,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Primary to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)                                     volatility of costs of workers’ compensation insurance coverage and profits generated from the workers’ composition component of Primary’s service offering under its loss sensitive workers’ compensation programs;

(ii)                                  volatility of state unemployment taxes;

(iii)                               the uncertainties relating to the collateralization requirements related to as well as availability and renewal of Primary’s medical benefit plans, general insurance and workers’ compensation insurance programs for the worksite employees;

(iv)                              uncertainties as to the amount the company will pay to subsidize the costs of medical benefit plans;

(v)                                 possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)                              litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention of Primary’s insurance coverage programs;

(vii)                           impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)                        risks associated with expansion into additional markets where Primary does not have a presence or significant market penetration;

(ix)                                risks associated with Primary’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to Primary;

(x)                                   an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of Primary as an “employer”;

(xi)                                the possibility of client attrition due to Primary’s decision to increase the price of its services, including medical benefits;

(xii)                             risks associated with geographic market concentration;

(xiii)                          the financial condition of clients;

(xiv)                         the effect of economic conditions in the United States generally on Primary’s business;

(xv)                            the failure to properly manage growth and successfully integrate acquired companies and operations;

(xvi)                         risks associated with providing new service offerings to clients;

(xvii)                      the ability to secure outside financing at rates acceptable to Primary;

(xviii)                   risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

(xix)                           other factors which are described in further detail in this Annual Report on Form 10-KSB and in other filings by Primary with the Securities and Exchange Commission.

Primary cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of Primary. Any forward-looking statement speaks only as of the date on which such statement is made, and Primary undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

Part 1

Item 1. Description of Business

Primary Business Systems Inc. (“Primary”) is a holding company engaged in two lines of business, namely,  the Professional Employer Organization (PEO) industry through our principal operating subsidiary, Primary Business Systems LLC (“Primary LLC”)) and the Temporary Staffing Services industry through our operating subsidiary AHJR Inc., d/b/a/ Concord Staffing Services (“Concord”).

Our History:

We were incorporated in the state of Nevada in November 1996 under the name Anonymous Data Inc.  In July 2001,  Anonymous Data Inc. completed a reverse merger with ShareCom, Inc. and the name was changed to ShareCom Inc.  In May 2002 ShareCom, Inc. sold all sold all of its assets, selected liabilities and business operations to USAlert, Inc., an Illinois corporation and became a “shell corporation”.  Pine Services Inc.,  purchased 58% of the outstanding shares of ShareCom Inc., from its former president Brad Nordling.

In September 2002, the members of Primary Business Systems LLC (a privately held Texas Limited Liability Company) entered into an agreement to purchase the 58% holdings of ShareCom from Pine Services Inc.

In November 2002, ShareCom Inc., acquired 100% of the members’ interests of Primary Business Systems LLC, thereby making Primary Business Systems LLC a wholly owned subsidiary of ShareCom Inc.  As a result of this transaction, the former members of Primary Business Systems LLC became the majority shareholders of ShareCom and replaced the management of ShareCom.

In March 2003 ShareCom Inc., changed its name to Primary Business Systems Inc.  In addition, in March 2003, Primary acquired 100% of the outstanding stock of AHJR Inc., thereby making AHJR Inc. a wholly owned subsidiary of Primary.  In June 2003, AHJR Inc. acquired the assets of a temporary staffing services company and began doing business under the tradename Concord Staffing Services.

Our Business Lines.

The business of Primary Business Systems Inc.  is to operate in the PEO industry and the temporary staffing services industry.We expect that we will operate primarily through our existing subsidiaries and through future acquired entities.

The PEO Sector: Our existing PEO subsidiary, Primary Business Systems LLC is a regional Professional Employer Organization, providing human capital management solutions.  We offer our clients, which are typically small to medium-sized business with between five and fifty employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  As of December 31, 2003, we served more than 80 clients, with approximately 900 active worksite employees.  Primary LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

Products and Services

Primary LLC provides a broad range of products and services to its clients. These products and services are primarily offered to the company’s clients on a “bundled” or all inclusive basis. Health, welfare and retirement programs may be elected to be offered to worksite employees at the option of each client. Primary provides these products and services to its clients through the following core activities:

Retain the Best Employees.   Primary LLC assists its clients in retaining the best employees for their businesses by providing:

•                                       health benefits (medical, dental and vision)

•                                       retirement plans – 401(k)s

•                                       welfare benefits (voluntary life insurance, AD&D, short-term and long-term disability)

•                                       employee assistance programs

•                                       employee retention best practices

•                                       employee discounts

•                                       reward and recognition programs

Manage the Paperwork.   Primary LLC assists its clients in managing employment related paperwork by providing the following services:

•                                       401(k) plan administration

•                                       Section 125, FMLA and COBRA administration

•                                       time and attendance systems

•                                       payroll processing, employment related tax filings and administration

•                                       Form W-2 preparation

•                                       unemployment claims administration

•                                       benefits annual enrollment administration

•                                       benefits claims processing (health, disability and workers’ compensation)

Protect our clients’ business.   Primary LLC assists its clients in protecting their businesses by providing:

•                                       HR policies forms and best practices

•                                       regulatory compliance and guidance

•                                       wage and hour guidance

•                                       employee hiring and termination guidelines

•                                       employee exit interview guidelines and forms

•                                       workers’ compensation insurance

•                                       workplace safety guidance

Insuring our clients business.  Primary LLC assists its clients in insuring their business by bringing in our alliance with insurance providers.

•                                       General Liability Insurance Procurement

•                                       Commercial Auto Liability Procurement

•                                       Property & Equipment Procurement

•                                       Other Commercial insurance needs

•                                       Assist in audit processes

•                                       Assist in determining levels of insurance

•                                       Assist in shopping the market for the best price to coverage

Client Selection and Retention Strategy.

As part of its current client selection strategy, Primary LLC offers its services to businesses within specific industry classification [ put the actual name not acronym]codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed by Primary LLC to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before Primary LLC agrees to provide services to the client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years. In addition, under the terms of Primary LLC’s workers’ compensation agreement, prospective clients operating in certain industries or with historically high workers’ compensation insurance claims experience must also be approved by the insurance carrier before Primary LLC enters into a contract to provide services.

Primary LLC maintains a client review program that includes a detailed profitability and risk analysis of all its clients. Based on the results of these analyses, Primary LLC may modify its pricing, or if necessary, terminate certain clients that Primary LLC believes would otherwise be detrimental or not contribute to its long-term profitability.

Primary LLC’s client retention rate for 2003 was 82.05% Primary LLC uses the NAPEO standard for measuring client retention, which is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors including the natural instability of the small to medium-sized business market and clients that were terminated by Primary LLC for reasons that include unacceptable risk and low profitability to Primary LLC.

Client Services Agreement.    All clients are required to enter into the Primary LLC Client Services Agreement. The Client Services Agreement provides for an initial one-year term, subject to termination by Primary LLC or the client at any time upon 30 days prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. Following the initial term, most contracts are renewed for new one year term. Based on the results of a financial review, Primary LLC may require the owners of client companies to personally guarantee the client’s obligations under the Client Services Agreement.

Primary LLC retains the ability to terminate the Client Services Agreement as well as its co-employment relationship with the worksite employees immediately upon non-payment by a client. Primary LLC manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, Primary LLC’s client selection process and its right to terminate the Client Services Agreement and the co-employment relationship with the worksite employees.

Employment-related liabilities are generally allocated between Primary LLC and the client pursuant to the Client Services Agreement, with Primary LLC assuming responsibility for worksite employee payroll obligations and for compliance with certain employment-related governmental regulations. On the other hand, the client remains responsible for compliance with the employment-related governmental regulations that are more closely related to the daily supervision, direction and control of worksite employees. In some cases, employment-related liabilities are shared between Primary LLC and the client. The following table summarizes the general division of responsibilities for employment related regulatory compliance under the Client Services Agreement:

Primary LLC Responsibilities	Client Responsibilities

•              All rules and regulations governing the reporting, collection and payment of federal and state payroll taxes on wages, including: (i) federal income tax withholding provisions of the Internal Revenue Code; (ii) state and/or local income tax withholding provisions; (iii) FICA; (iv) FUTA; and (v) applicable state unemployment tax provisions, including managing claims

•           Applicable workers’ compensation laws that cover: (i) procuring workers’ compensation insurance; (ii) completing and filing all required reports; (iii) claims processing

•              COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by the Company

•              Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act

•              All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or worksite employee

•              Fair Labor Standards Act and the Family and Medical Leave Act of 1993*

•              Worksite and employee safety under the Occupational Safety and Health Act (“OSHA”) and related or similar Federal, state or local regulations

•              Government contracting requirements as regulated by, including, but not limited to: (i) Executive Order 11246; (ii) Vocational Rehabilitation Act of 1973; (iii) Vietnam Era Veteran’s Readjustment Assistance Act of 1974; (iv) Walsh-Healy Public Contracts Act; (v) Davis-Bacon Act; (vi) the Service Contract Act of 1965; and (vii) any and all similar, related or like Federal, state or local laws, regulations, ordinances and statutes

•              Professional licensing and liability

•              Internal Revenue Code Sections 414(m), (n) and (o) relating to client maintained benefit plans

•              Laws affecting the assignment and ownership of intellectual property rights including, but not limited to, inventions, whether patentable or not, any patents resulting therefrom, copyrights and trade secrets

•              Worker Adjustment and Retraining Notification Act

•              Laws affecting the maintenance, storage and disposal of hazardous materials

•              Title VII (Civil Rights Act of 1964, as amended), Immigration Reform and Control Act, the Americans with Disabilities Act, the Age Discrimination in Employment Act, Older Workers Benefit Protection Act (including provisions hereunder relating to client’s premises)

•              All other federal, state, county or local laws, regulations, ordinances and statutes which regulate employees’ wage and hour matters, prohibit discrimination in the workplace or govern the employer/employee relationship

•              Fair Labor Standards Act and the Family and Medical Leave Act of 1993*

*  Primary LLC and the client are each responsible for certain provisions under the terms of each Act.

Sales and Marketing

Primary LLC markets its services through a direct sales force.  In order to exercise more control over the client selection process, Primary LLC uses a direct sales force rather than selling through agents. Primary LLC plans to expand its regional coverage and add sales offices in major metropolitan areas over the next few years as it accomplishes its expansion program. Primary LLC’s sales associates are compensated by a combination of salary and commission which, for top producers, will generate total compensation in the moderate six figure range.

Primary LLC generates sales leads from various sources as well as from direct sales efforts and inquiries. Each sales associate visits his or her clients periodically in order to maintain an ongoing relationship and to seek new business referrals. Primary LLC also generates sales leads from referral relationship partners and an information database of small businesses.

Vendor Relationships

Primary LLC provides benefits to its worksite employees under arrangements with a number of vendors. The maintenance of insurance plans including workers’ compensation plans and health benefit plans that cover worksite employees is a significant part of Primary LLC’s business. If Primary LLC were required to obtain replacement contracts, such replacement could cause a significant disruption to the Primary LLC’s business and possible dissatisfaction with the Primary LLC’s service offering leading to a decrease in client retention and an adverse effect on the Primary LLC’s future results of operations or financial condition.

Workers’ Compensation Plans

Beginning in 2000, Texas Mutual Insurance Company (Texas Mutual) was the provider of workers’ compensation insurance for worksite employees based in Texas. The Texas Mutual program was a guaranteed cost insurance arrangement that expired on November 17, 2001. The agreement with Texas Mutual was renewed in November 2001, again in November 2002 and again in November 2003 for an additional one-year term. The Company has no workers’ compensation liability with respect to claims by Texas based employees that arose in 2001 2002 or 2003 for amounts in excess of those paid to Texas Mutual.

Information Technology

Primary Business Systems LLC has invested and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure, including computer hardware and software and telephony. This investment is intended to better serve Primary LLC’s client base, achieve a high level of client satisfaction and to allow Primary LLC to improve efficiencies in its operations.

These computer systems provide Primary LLC with the capability to promptly and accurately deliver payroll and related services and generate comprehensive management reports. Primary LLC’s information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Primary LLC’s operations. The current systems have high-volume payroll processing capabilities that allow the Primary LLC to produce and deliver weekly payrolls to its clients, each customized to the needs of such clients.

Primary LLC processes payroll for all of its worksite employees using Summit Financial payroll processing application. The Summit system enables the Primary LLC to effectively manage its existing operations and maintain appropriate controls.

Primary LLC is developing and deploying PBS HR Central, an online client and employee portal. PBS HR Central allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. PBS HR Central provides real time access to Primary LLC’s entire suite of human resource products and services. PBS HR Central is fully integrated with the company’s human resource management systems and payroll engines. This full integration results in improved client satisfaction, as well as improved operating margins. Summits software provides the foundation, enabling a robust, client configurable portal, while Primary LLC’s custom developed software provides additional ease of use and service capabilities.

PBS HR Central allows the Company to service its clients 24 hours a day with increased accuracy and efficiency. PBS HR Central is updated regularly to increase its functionality. PBS HR Central is intended to serve as a human resource information portal for clients providing a variety of payroll and human resource tools, templates and information.

The combination of the Summit systems for access and functionality and the PBS HR Central online capabilities creates a comprehensive solution capable of growing and adapting to the evolving needs of clients.

Competition

The PEO industry is highly fragmented.  We consider our primary competition to be PEOs, insurance agents, and fee-for-service providers, such as payroll processors and human resource consultants. The market for human resource consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than Primary LLC and which have not traditionally operated in this industry, enter the market. There are numerous companies operating in the PEO segment which compete with Primary LLC, including several larger publicly held entities such as Gevity HR, Inc., ADP, ADP and and Administaff Inc.

The key competitive factors in the human resource consulting industry are breadth and quality of services, price, reputation, financial stability, and choice, quality and cost of benefits. Primary LLC seeks to compete through its ability to provide a full-service human resource solutions to its clients through its advanced information technology solutions. The PEO industry consists of approximately 800 companies, most of which serve a single market or region. Primary LLC believes that there are several PEOs with annual revenues that exceed $500 million, four of which are publicly traded companies.  Management believes, based on industry sources, that the largest PEO, in terms of revenue, is Administaff, Inc., with revenue in excess of $4 billion.  Primary LLC considers its competition to be all of these large national and regional PEO providers, as well as the traditional form of employment of employees.

Primary LLC believes that some smaller PEOs are exiting the PEO industry due to increased collateral required by providers of workers’ compensation and health benefits insurance. In addition, an increase in costs and a lack of available workers’ compensation and health benefits insurance programs is impacting these PEOs providing excellent opportunities for consolidations in the PEO market place Primary expects to exploit.

Industry Regulation

Numerous federal and state laws and regulations relating to employment matters benefit plans and employment taxes affect the operations of Primary LLC. By entering into a co-employer relationship with its clients, the Primary LLC assumes certain obligations and responsibilities as an employer under these laws. Because many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of “employer” under these laws is not uniform.

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

Primary LLC believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

Employee Benefit Plans

Effective June 1, 2001 the Primary LLC began to offer a 401(k) retirement plan, designed to be a “multiple employer” plan under the Internal Revenue Code of 1986, as amended (the “Code”) Section 413(c). This plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of PBS, to participate. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”).  In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees.  In addition to the employer/employee threshold, pension and profit-sharing plans, including plans that offer CODAs (a profit-sharing plan with a cash or deferred arrangement, or CODA, under Code Section 401(k) under Code Section 401(k) and matching contributions under Code Section 401(m), must satisfy certain other requirements under the Code.  These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in qualified employee benefit plans.

Employee pension and welfare benefit plans are also governed by ERISA.  ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.”  ERISA defines the term “employee” as “any individual employed by an employer.”  A definitive judicial interpretation of “employer” in the context of a PEO arrangement has not been established, although the Internal Revenue Service released Rev. Proc. 2002-21 on April 24, 2002, to help clarify the ability of PEOs to maintain multiple employer 401(k) plans.

IRS Issuance of Rev. Proc. 2002-21

In April 2002, the IRS issued Rev. Proc. 2002-21.  While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to ensure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure.  Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413(c), the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule.

Federal Employment Taxes

As an employer, Primary LLC assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations:(i) withholding of income tax governed by Code Section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act (“FICA”), governed by Code Section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act (“FUTA”), governed by Code Section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

Among other employment tax issues related to whether PEOs are employers of worksite employees are issues under the Code provisions applicable to Federal employment taxes. The issue arises as to whether a PEO is responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Code Section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of Federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code section 3401(d)(1) with regard to PEOs its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements.  Accordingly, while Primary LLC believes that it can assume the withholding obligations for worksite employees, if Primary LLC fails to meet these obligations, the client may be held jointly and severally liable. While this interpretive issue has not, to Primary LLC’s knowledge, discouraged clients from utilizing Primary LLC’s services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

State Regulation

While many states do not explicitly regulate PEOs, 22 states including the state where Primary LLC has offices (Texas) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. Primary LLC holds licenses, is registered or otherwise compliant in the state it provides services. Whether or not a state has licensing, registration or other compliance requirement, Primary LLC faces a number of other state and local regulations that could impact its operations.

The Temporary Staffing Services (Staffing) sector: In March 2003 Primary Business Systems Inc acquired 100% of the shares of AHJR Inc., a Texas corporation established in 1992.  The purpose of this purchase was to provide a platform for the temorary staffing operations for the Company. In March we acquired, through AHJR, the customers and certain assets of a temporary staffing services company located in Texas.  AHJR operates under the tradename Concord Staffing Services.

Products and Services

Concord Staffing Services serves businesses in Texas by providing qualified temporary employees that meet the needs of the customer. Customer’s needs vary some need seasonal staff, others short term employees to finish a project an others use the services of Concord to determine the compatibility of employees before making the final decision to place them on staff permanently.               While these aren’t all the reasons a company will use the services of Concord it is clear that Concord provides a valuable service to businesses in its market.  Concord screens and qualifies applicants prior to scheduling them for assignment.

Sales and Marketing:

Concord sales staff and staff placement managers determine the needs of prospective customers and locate qualified individuals for assignment.  Currently referrals from satisfied customers provide new customers for CSS; however this spring the company expects to hire additional direct sales personnel to facilitate growth.

Competition:

The temporary staffing services industry is highly fragmented and competitors range from household names of public companies to niche market suppliers like Concord.  The focus in the business over the last 12 months has been on establishing a platform in the temporary staffing services industry that will provide opportunities to acquire other regional service providers.  We have sought to establish best practices and secure funding that will allow the company to grow, at the time of this writing funding has not been secured however we are in discussions with sources that have indicated a desire to provide funding and hope to have this issue resolved by the end of the first quarter.  Failure to secure funding will have a negative effect on the growth of Concord and ultimately Primary.

Concord’s customer base is made up of mostly large corporations (over 500 employees) who need temporary help usualy with seasonal adjustmnets in their business.  In addition to the larger coprorations we also seak to service small and medium size business (from 10 to 500) with expansion and seasonal needs.

Concord management believes Concord is in compliance with the various state and federal regulations that govern employmnet and temporary staffing service providers.

Primary currently has ten full time employees.  We have two in sales, two in payroll, one in accounting two in loss controll and two in management.  All employees are trained in customer service and all are responsible for serving our customers.  Management believes relations with emploees are good. The employees are not represented by any barganing group.  Management expects to add up to three new employees in sales durring fiscal year 2004.

ITEM 2.  PROPERTIES

We lease space for our two offices.  Our corporate office and PEO operations are at 43 Kitty Hawk Dr. Suite 226, Universal City, TX 78148.  We lease approximately 1780 sq ft of the second floor in a two story masonry office building. The lease began in July 2002 and continues through January 2005, the cost of the lease is $51,400 paid in monthly installments of $1,715.  The lease includes all utilities.  The space has been built out to meet the needs of the company and it is the opinion of management that it will continue to meet the needs of the company through the term of the lease.

Concord Staffing Services’ operations are housed in approximately 1,014 sq. ft., leased space at 830 N.E. Loop 410, San Antonio, TX.

The term of the lease began June 2003 and continues through May 2006. Monthly lease payments from June 2003 through May 2004 are $1,003.86, totalling $12,046.32for the period. From June 2004 through May 2005, monthly lease payments will be $1,054.56 and totaling $12,654.72 for the period.  From June 2005 through May 2006, monthly lease payments will be $1,105.26, totaling $13,263.12 for such period.  The lease covers all utilities.  However, there is a provision for operations and maintenance pursuant to which the landlord assesses a prorata share of 2.50% of all increases in operations and maintenance of the property.  For 2003, we were billed $587.99 to satisfy this provision.

Each entity owns all furniture, fixtures, computers, servers and equipment necessary to the operations of the business.  Management believes that all property is adequately covered under various insurance policies.

Employees

As of December 31, 2003, we employed 11 corporate (non worksite) employees, both full-time and part-time, including executive officers.  We also employ approximately 603 worksite employees and approximately 15 temporary employees on client assignments.  We believe our relationship with its employees is satisfactory. None of Primary’s corporate employees is covered by a collective bargaining agreement.

ITEM 3.  LEGAL PROCEEDINGS

Summary of the litigation involving Primary Business Systems, L.L.C, Primary Business Systems, Inc. and Suburban Capital Corporation, Pine Services, Inc. and Frank Custable, Jr. as of February 12, 2004

On or about June 12, 2003, the Company was served with a suit commenced in the circuit court of Cook County, Illinois by Suburban Capital Corporation (“Suburban”).  An attorney who worked with the Company, Ed Wells, is also named as a defendant in the suit.  The Company removed the lawsuit to the United States District Court for the Northern District of Illinois, Eastern Division on or about June 20, 2003.  In summary, the suit seeks damages for the Company’s alleged failure to make full payment to Suburban for consulting work allegedly performed by Suburban for the benefit of the Company and for alleged breach of an Advisory Agreement and a Stock Purchase Agreement pursuant to which Pine Services, Inc., a company related to Suburban, sold a controlling interest in the publicly-held Sharecom, Inc. to Rick Matthews.  The Company contends that Suburban breached the Advisory Agreement by not providing the services required by the Agreement.  The Company also alleges that Suburban made material misrepresentations to the Company.  The Company intends to vigorously defend itself against this lawsuit and to oppose any effort to reinstate it .

On or about December 3, 2003, Primary Business Systems, L.L.C. (“PBS LLC”), a wholly owned subsidiary of the Company, was served with a suit commenced in the United States District Court for the Northern District of Illinois, Eastern Division by Pine Services, Inc.  In summary, the suit claims that PBS LLC owes Pine Services, Inc. certain amounts for the sale of its majority interest in Sharecom, Inc.  The Company intends to vigorously defend itself against this lawsuit and pursue any and all remedies it may have against Pine Services, Inc.

On or about December 23, 2003, the Company filed a lawsuit in 285th District Court, Bexar County, Texas against Pine Services, Inc. and Frank Custable, Jr. alleging, among other claims, common law fraud, violation of the Texas Securities Act, violation of the Texas Deceptive Trades and Practices Act and fraudulent inducement in connection with the Advisory Agreement referred to above.  The defendants were served with this lawsuit but failed to appear in the case or file an answer.  On February 6, 2004, upon motion of the Company, the Court entered a default judgment against the defendants in the amount of approximately $4,700,000.00 in actual and punitive damages.  The Company intends to continue to vigorously prosecute this lawsuit and to seek to enforce the judgment.

Finally, on February 12, 2004, the Company filed a lawsuit in the 37th District Court, Bexar County, Texas against Suburban Capital Corporation alleging, among other claims, common law fraud and violation of the Texas Deceptive Trades and Practices Act in connection with the Advisory Agreement.  The Company intends to vigorously prosecute this lawsuit against Suburban Capital Corporation.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, we are engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers’ compensation and other matters.  Generally, we are entitled to indemnification or repayment from our PEO clients for claims brought by worksite employees related to their employment.  However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, we may be subject to liability.

We are engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on our financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

Part II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.   Our common stock, par value $0.001 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol “PYBS. OB”

Fiscal Year Ended December 31, 2004	High		Low
First Quarter		$.34		$.05
Second Quarter	$		$
Third Quarter	$		$
Fourth Quarter	$		$

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$1.01	$0.05
Second Quarter	$1.01	$0.10
Third Quarter	$0.30	$0.10
Fourth Quarter	$0.15	$.010

Fiscal Year Ended December 31, 2002	High		Low
First Quarter		$0.01	$0.01
Second Quarter		$0.02	$0.01
Third Quarter		$0.00	$0.00
Fourth Quarter	$	*2.50	$0.31

* Close price adjusted for dividends and splits.

Dividends.   The Company did not pay any cash dividends during the fiscal year ended December 31, 2003 and does not expect to pay dividends in the foreseeable future.

We are authorized to issue 750,000,000 shares of common stock, of which 85,568,747 shares were issued and outstanding as of March 26, 2004. The number of stockholders of record for the Common Stock as of March 23, 2004 is 179.  This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Our transfer agent is Standard Registrar & Transfer Company, Inc. of Draper, Utah. We expect to change our transfer agent within the next 60 days.

RISK FACTORS

You should carefully consider the risks described below with respect to our operations, businesses and financial condition.  The risks and uncertainties described below are not the only ones facing us.  Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.  Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” and “continue” or other similar words.  You should read statements that contain these words carefully for the following reasons:

•              the statements may discuss our future expectations;

•              the statements may contain projections of our future earnings or of our financial condition; and

•              the statements may state other “forward-looking” information.

We Will Need To Raise Additional Funds. These Funds May Not Be Available When We Need Them.

Based on our current plans and the funding noted above, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for at least the next 12 months. However, Primary may look to raise additional capital to operate the business, support expansion plans, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated events. We can provide no assurances that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, we may need to change our business strategy or reduce our operations or investment activities. In addition, any issuance of additional equity securities will dilute the ownership interest of our existing stockholders and the issuance of additional debt securities may increase the perceived risk of investing in us. Primary periodically evaluates its liquidity requirements, capital needs and availability of capital resources in view of its plans for expansion, anticipated levels of health benefit plan subsidies, collateralization requirements for insurance coverages, and other operating cash needs. Primary believes that its current cash balances and cash flow from operations will be sufficient to meet its requirements through 2004.

We may acquire additional companies, which may result in adverse effects on our earnings.

We may at times become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their shareholders’ equity.  We have historically obtained growth through acquisitions of other companies and businesses.  Under Statements of Financial Accounting Standards No.141, Business Combinations (SFAS No.141) and No. 142 Goodwill and Other intangible Assets implemented in June 2001, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment.  In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management Discussion and Analysis.

Our financial condition may be affected by increases in health care and workers’ compensation insurance costs.

Health care insurance premiums and workers’ compensation insurance coverage comprise a significant part of our PEO operating expenses. Accordingly, we use managed care procedures in an attempt to control these costs. Changes in health care and workers’ compensation laws or regulations may result in an increase in our costs and we may not be able to immediately incorporate such increases into the fees charged to clients because of our existing contractual arrangements with clients. As a result, any such increases in these costs could have a material adverse effect on our financial condition, results of operations and liquidity.

Our financial condition may be affected by risks associated with the health and workers’ compensation claims experience of our clients.

Although we utilize only fully insured plans of health care and incur no direct risk of loss under those plans, the premiums that we pay for health care and workers’ compensation insurance are directly affected by the claims experience of our clients. If the experience of the clients is unfavorable, the premiums that are payable by us will increase or coverage may become unavailable altogether. We may not be able to pass such increases onto our clients, which may reduce our profit margin. Increasing health care and workers’ compensation premiums could also place us at a disadvantage in competing for new clients. In addition, periodic reassessments of workers’ compensation claims of prior periods may require an increase or decrease to our reserves, and therefore may also affect our present and future financial condition.

Our financial condition may be affected by increases in health insurance premiums, unemployment taxes and workers’ compensation rates.

Health insurance premiums state unemployment taxes and workers’ compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs.  If we experience a large increase in claim activity, our unemployment taxes, health insurance premiums or workers’ compensation insurance rates could increase.  Although we employ internal and external risk management procedures in an attempt to manage our claims incidence, estimate claims expenses and structure our benefits contracts to provide as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients.  Since our ability to incorporate such increases into service fees to our clients is constrained by contractual arrangements with clients, a delay could result before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

Significant growth through acquisitions may adversely affect our management and operating systems.

Our growth is making significant demands on our management, operations and resources, including working capital. If we are not able to effectively manage our growth, our business and operations will be materially harmed. To manage growth effectively, we will be required to continue to improve our operational, financial and managerial systems, procedures and controls, and hire and train new employees while managing our current operations and employees. Historically, our cash flow from operations has been insufficient to expand operations.  Sufficient capital may not be available in the future.

Our business may be adversely affected due to economic conditions in specific geographic markets.

All our revenues are derived through our Texas operations. We attempt to diversify through different industry segments and by obtaining clients in different metropolitan markets. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results necessary to offset economic conditions.

Unfavorable interpretations of government laws may harm our PEO operations.

Our PEO operations are affected by many federal, state and local laws relating to labor, tax, insurance and employment matters and the provision of managed care services. Many of the laws related to the employment relationship were enacted before the development of alternative employment arrangements, such as those that we provide, and do not specifically address the obligations and responsibilities of non-traditional employers. The unfavorable resolution of unsettled interpretive issues concerning our relationship could have a material adverse effect on our results of operations, financial condition and liquidity. Uncertainties arising under the Internal Revenue Code of 1986 include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. In addition, new laws and regulations may be enacted with respect to its activities, which may also have a material adverse effect on our business, financial condition, results of operations and liquidity.

If government regulations regarding PEOs, temporary and permanent staffing are implemented, or if current regulations are changed, our business could be harmed.

Because many of the laws related to the employment relationship were enacted prior to the development of professional employer organizations and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters.  By entering into an employment relationship with employees who work at client locations, we assume obligations and responsibilities of an employer under these laws. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by our company and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on results of operations and financial condition. While many states do not explicitly regulate PEOs, approximately one-half of the states have enacted laws that have licensing; registration or certification requirements for PEOs, and several additional states are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. Additionally, many states require licensure or registration of entities providing temporary health care or nursing services as well as those offering permanent placement services. There can be no assurance that we will be able to comply with any such regulations, which may be imposed upon us now or in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may not be able to obtain all of the licenses and certifications that we need to operate.

State authorities extensively regulate the PEO, temporary medical staffing and permanent placement industry and some states require us to satisfy operating, licensing or certification requirements.  If we are unable to obtain or maintain all of the required licenses or certifications that we need, we could experience material adverse effects to our results of operations, financial condition and liquidity.

Health care or workers’ compensation reform could impose unexpected burdens on our ability to conduct our business.

Regulation in the health care and workers’ compensation fields continues to evolve, and we cannot predict what additional government regulations affecting our business may be adopted in the future. Changes in any of these laws or regulations may adversely impact the demand for our services, require that we develop new or modified services to meet the demands of the marketplace, or require that we modify the fees that we charge for our services. Any such changes may adversely impact our competitiveness and financial condition.

If we lose our qualified status for certain tax purposes, our business would be adversely affected.

The Internal Revenue Service established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. One issue that arose in the course of these reviews is whether PEOs should be considered the employers of worksite employees under Internal Revenue Code provisions applicable to employee benefit plans, which would permit PEOs to offer benefit plans that qualify for favorable tax treatment to worksite employees. If the IRS concludes that PEOs are not employers of worksite employees for purposes of the Internal Revenue Code, we would need to respond to the following adverse implications:

•              the tax-qualified status of our 401(k) plan could be revoked and our Cafeteria Plan may lose its favorable tax status;

•              worksite employees would not be able to continue to participate in such plans or in other employee benefit plans;

•              we may no longer be able to assume the client company’s federal employment tax withholding obligations;

•                                          if such a conclusion were applied retroactively, then employees’ vested account balances in the 401(k) plan would become taxable immediately, we would lose our tax deduction to the extent contributions were not vested, the plan trust would become a taxable trust and penalties, and additional taxes for prior periods could be assessed.

In such a circumstance, we would face the risk of client dissatisfaction as well as potential litigation, and our financial condition; results of operations and liquidity could be materially adversely affected.

In April 2002, IRS issued Rev. Proc. 2002-21. While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to insure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure.  Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413(c), the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule.  Primary LLC’s current active retirement savings plan is designed, and intended to be operated, in accordance with IRS Code Section 413(c).

We are liable for the costs of worksite employee payroll and benefits and bear the risk if such costs exceed the fees payable to us by our clients.

Under our standard client service agreement, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. We assume these obligations as a principal, not merely as an agent, of the client company.  If a client company does not pay us, or if the costs of benefits provided to worksite employees exceeds the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.  Our obligations include responsibility for

•                                          payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and

•                                          periodic reassessments of workers’ compensation claims of prior periods may require an increase or decrease to our reserves, and therefore may also affect our present and future financial conditions; and

•                                          providing benefits to worksite employees even if the costs we incur to provide those benefits exceed the fees paid by the client company.

We bear the risk of nonpayment from our clients and the possible effects of bankruptcy filings by clients.

To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we may be obligated, as an employer, to pay the gross salaries and wages of the client’s worksite employees and the related employment taxes and workers’ compensation costs, whether or not our client pays us on a timely basis, or at all. A significant increase in our uncollected account receivables may have a material adverse effect on our earnings and financial condition.

To the extent that Primary LLC extends credit to its clients under its client service agreements, or is liable for employee payroll and related expenses, and the client files for protection under the bankruptcy laws, Primary LLC may be unable to collect the funds owed to it from the client.  As a result, Primary LLC may be required to pay payroll and related expenses without reimbursement. In addition, although Primary LLC believes that its client service agreements should be terminable by it once a client enters bankruptcy, there is a risk that a bankruptcy court may not agree and would require Primary LLC to continue to perform services for such client, thereby increasing the risk that Primary LLC would be unable to collect funds from the client.  Therefore, the filing for bankruptcy by a significant client, or a number of clients, may have a material adverse effect upon Primary LLC’s financial condition.

We may be held liable for the actions of our clients and employees and therefore incur unforeseen liabilities.

A number of legal issues with respect to the co-employment arrangements among PEOs and temporary staffing firms, their clients and worksite employees remain unresolved. These issues include who bears the ultimate liability for violations of employment and discrimination laws. As a result of our status as a co-employer, we may be liable for violations of these or other laws despite contractual protections. While our client service agreements generally provide that the client is to indemnify us for any liability caused by the client’s failure to comply with its contractual obligations and the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim and may then be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, which could make us liable for their actions.

We may be liable for the actions of PEO worksite employees or clients and our insurance policies may not be sufficient to cover such liabilities.

Our PEO client services agreement establishes a contractual division of responsibilities between our company and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations.  Although such client agreements generally provide that the client indemnify us for any liability attributable to the client’s failure to comply with its contractual obligations and to the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of such worksite employees. As an employer, we, from time to time, may be subject in the ordinary course of our business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although we carry $1 million of general liability insurance, with no deductible, and carry $1 million of employer liability insurance, with no deductible, there can be no assurance that any such insurance we carry will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to us in the future and, if available, on satisfactory terms. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then our business and financial condition could be materially adversely affected.

Our clients may be held liable for employment taxes, which could discourage some companies from transacting business with us.

Pursuant to the PEO client service agreement, we assume responsibility and liability for the payment of federal employment taxes imposed under the Internal Revenue Code with respect to wages and salaries paid to our worksite employees as well as various state payroll tax obligations.  While the client service agreement provides that we have the sole legal responsibility for making these tax contributions, the Internal Revenue Service or applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client company may be held jointly and severally liable.  There are essentially three types of federal employment tax obligations:

•              income tax withholding requirements;

•              obligations under the Federal Income Contribution Act; and

•              obligations under the Federal and States Unemployment Tax Acts.

While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with us, it is possible that a definitive adverse resolution of this issue would not do so in the future.

We may not be fully covered by the insurance we procure.

Although we carry liability insurance, the insurance we purchase may not be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

If we were not able to renew all of the insurance plans, which cover worksite employees, our business would be adversely impacted.

The maintenance of health and workers’ compensation insurance plans that cover worksite employees is a significant part of our business.  If we were unable to secure such renewal contracts, our business would be adversely affected.  The current health and workers’ compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable.  While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

Our business will suffer if our services are not competitive.

Each of the payroll, temporary employee placement and the professional employer industries are characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in each of our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. We believe that our major competitors with respect to payroll and tax services are Automatic Data Processing, Inc., Ceridian Corp. and Paychex, Inc. Our major competitors with respect to temporary staffing resources are Manpower and TempSource.  Our major competitors with respect to professional employer services are ADP Total Source, Gevity HR and Administaff, Inc. These companies may have greater financial and marketing resources than we. We also compete with manual payroll systems and computerized payroll services provided by banks, and smaller independent companies.

If we cannot obtain sufficient levels of temporary employees, our business may be affected.

Our subsiairy AHJR is a temporary employment agency, which depends on a pool of qualified temporary employees willing to accept assignments for our clients. Its business is materially dependent upon the continued availability of such qualified medical temporary personnel. Our inability to secure temporary medical personnel would have a material adverse effect on our business.

Our client agreements are terminable and if a significant number of clients do not renew their contracts, our business may suffer.

Our standard PEO client agreement provides for successive one-year terms, subject to termination by us or by the client upon 30 days’ written notice prior to the expiration of the then-current one-year term. A significant number of terminations by clients could have a material adverse effect on our financial condition, results of operations and liquidity.

If we are unable to renew or replace client companies, our financial condition and results of operations will be adversely affected.

Our standard PEO client service agreement is subject to non-renewal on 30 days notice by either us or the client. Accordingly, the nature of the client service agreement makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations.  In addition, our results of operations are dependent in part upon our ability to retain or replace our client companies upon the termination or cancellation of the client service agreement.  Clients may determine to cancel their relationship with us for numerous reasons, including economic factors.  It is possible that the number of contract cancellations will increase in the future.

Since we have not paid dividends on our common stock, you cannot expect dividend income from an investment in our common stock.

We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Future potential lenders may prohibit us from paying dividends without its prior consent. Therefore, holders of our common stock may not receive any dividends on their investment in us. Earnings, if any, will be retained and used to finance the development and expansion of our business.

We have outstanding shares of restricted stock, which if sold in the open market, may adversely affect its stock price.

Of the 86,278,297 shares outstanding as of March 1, 2004, the Company has outstanding 80,998,153 shares, which may be deemed “restricted stock.”  These restricted shares include the 79,096,254 shares owned by management.  Possible or actual sales of the Company’s common stock by its present shareholders under Rule 144 or registration statements may have a depressing effect on the price of the Primary’s common stock in the open market.

There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange.

There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

• Limited release of the market prices of our securities;

• Limited news coverage of us;

• Limited interest by investors in our securities;

• Volatility of our stock price due to low trading volume;

• Increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and

• Limited ability to issue additional securities or to secure additional financing.

If Our Common Stock Is Subject To Penny Stock Rules, You May Have Greater

Difficulty Selling Your Shares.

The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stocks characterized as “penny stocks,” and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has

• net tangible assets of at least $2,000,000, if the issuer has been in     continuous operation for at least three years;

• net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or

• average annual revenue of at least $6,000,000 for the last three years.

Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.

If our financial condition does not meet the above tests, then trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser’s written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this filing. Historical results are not necessarily indicative of trends in operating results for any future period.

Overview

The business of Primary Business Systems Inc. is to operate in in the Professional Employer Organization industry and the Temporary Staffing Services Industry and operate them as wholly owned subsidiaries, then as companies are accumulated in each sector and as economies of scale can be realized combine the individual entities in each sector.  It is important to address the particular markets of each sector therefore we will discus them individually at this point.

Primary LLC is a regional Professional Employer Organization (PEO) committed providing human capitol management solutions.  We offer our clients, which are typically small to medium-sized business with between five and fifty employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  Primary LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

Concord Staffing Service is a regional temporary staffing services company helping business meet their staffing needs while minimizing there employee acquirement cost.  We offer qualified screened employees to our clients that meet their employment needs on temporary biases. Concord provides all payroll administration, unemployment administration and assignment administration of the temporary staff.

Revenues.   Revenues consist of service fees charged by Primary LLC and Concord to cover the costs of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided to their clients. The service fee charged is invoiced along with each periodic payroll delivered to the client. The client’s portion of health plan costs is charged separately and is not included in the service fee. Service revenues are recognized in the period in which the worksite employee works. Under this accrual method of accounting, service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages.

Subsequent to the end of each period, such wages are paid and the related service fees are billed.

Cost of Services.   Cost of services includes all direct costs associated with revenue generating activities as well as employee benefit costs, workers’ compensation insurance and state unemployment taxes.

Employee benefit costs are comprised primarily of medical benefit costs, but also include costs of other employee benefits such as dental, disability and group life insurance. Benefit claims incurred by worksite employees under the benefit plans are expensed as incurred according to the terms of each contract.

In certain instances, Primary LLC opts to make a contribution toward the cost of the worksite employees’ medical benefit costs. In most small group health markets, medical benefit plan rates vary based on the medical participants’ demographics. In order to offer a competitively priced business solution, Primary LLC may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics. The addition of these selected worksite employees offsets potential adverse selection and helps to stabilize the overall medical benefit plan risk to Primary LLC.

Primary LLC offers its medical benefit plans through partnerships with premier health care companies. These companies have extensive provider networks and strong reputations in the markets in which Primary LLC operates.

All of Primary LLC’s health care providers offer preferred provider organization (“PPO”) coverage.

Primary LLC’s workers’ compensation program from January 1, 2002 through December 31, 2003 was with Texas Mutual Insurance Company.  The Company’s workers’ compensation program is a guaranteed cost program where the company has no liability beyond the premiums of the policy. The current policy term expires in November 2004.

State unemployment tax rates vary from state to state and are based upon the employer’s claims history. Primary LLC aggressively manages its state unemployment tax exposure by contesting unwarranted claims.

Operating Expenses.   Operating expenses consist primarily of salaries, wages and commissions associated with the Primary’s internal employees, and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. Primary expects that future revenue growth will result in increased operating leverage, as Primary’s fixed operating expenses are leveraged over a larger revenue base.

Income Taxes.     Primary records income tax expense using the asset and liability method of accounting for deferred income taxes. Primary’s effective tax rate for 2003 was 0%.

Profitability.        Profitability is largely dependent upon Primary’s success in generating revenues for its services and managing the costs that are within its control. Revenues and costs of service primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes. Primary seeks to manage these costs through the use of: (i) workers’ compensation arrangements with carriers who efficiently manage claims administration, internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage worksite employee participation, and, (iii) aggressive management of its state unemployment tax exposure.

Off-balance Sheet Arrangements

Primary does not currently have any off-balance sheet arrangements.

Critical Accounting Policies

The accounting policies described below are those that Primary considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by Primary in preparing its financial statements is included in Note 1 of Notes to the Consolidated Financial Statements and in Item 1 of this Form 10-K.

Revenue Recognition.   The gross billings that Primary LLC charges its clients under its Customer Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. Primary LLC’s service fee, which is computed as a percentage of gross wages, is intended to yield a profit to Primary LLC and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by Primary to the client, including payroll administration, record keeping, and safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by Primary LLC are invoiced along with each periodic payroll delivered to the client.

Primary reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. Primary reports revenues on a gross basis for these fees because Primary Business Systems LLC is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. Primary now reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. Primary accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, Primary recognizes its revenues in the period in which the worksite employee performs work. Primary accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related PEO service fees are billed.

Results of Operations

The following table presents Primary’s results of operations for the years ended December 31, 2002 and 2003, expressed as a percentage of revenues:

	2002	2003
Revenues	100.0%	100.0%
Cost of Services	82.8	71.01

Gross Profit	17.2	28.98
Operating Expenses:
General and administrative	11.4	22.65
Salaries, wages and commissions	8.5	15.75
Consulting Services	23.03

Total operating costs	43.96	41.19

Operating (loss) income	(25.77)	(12.21)
Other income	0.0	0.0
Interest expense	0.0	0.0
Other non-operating expense	0.0	0.0

(Loss) income before income taxes	(25.43)	(11.50)
Income tax (benefit) provision	0	0

Net income (loss)	(25.43)	(11.50)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

For the year ended December 31, 2003, revenues decreased $619,522, or 18.75% from 2002, totaling $2,684,396 n 2003 compared to $3,303,918, for 2002. Revenue change was primarily due to Primary LLC’s marketing strategy and ability to provide complete human resource services to our clients and lower risk associated with those clients.

Cost of services which includes the cost of Primary LLC’s medical benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $1,906,307, or 71.01% of revenues for 2003, compared to $2,735,940, or 82.8% for 2002, representing a decrease of $829,633, or 30.32%.

Decreases in the number of covered worksite employees are largely responsible for decreases in benefit expenses.

Benefit expenses were $105,699 for 2003, compared to $156,700 or 4.7% for 2002.

Workers’ compensation costs were $391,328 for 2002, as compared to $382,147 for 2001, representing an increase of $9,181. Net change in Workers’ compensation costs was due to the addition of worksite employees in lower risk categories and the elimination of some high risk business.

State unemployment taxes were $50,652 for 2003, compared to $12,114 for 2002. This increase was the result of an increase of the number of covered employees.

Gross profit was $778,089 or 28.98% for 2003, compared to $567,978, or 17.2% for 2002, representing an increase of $210,111, or 36.99%. Gross profit margin increased primarily due to workers’ compensation cost decreases from lower risk business and an increased fee as a result of our emphasis on HR services.

Operating expenses were $1,105,829 or% for 2003, compared to $1,419,305 43.96% for 2003, representing a decrease of $313,476. The decrease in operating expenses was due largely to the decreases in consulting services.  (See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

Salaries, wages and commissions were $422,807 or 15.75% for 2003, compared to $281,788 or 8.5% for 2002, representing an increase of $141,019.  Consolidated payroll costs increased primarily due to the acquisition of CSS and additional sells staff.

Other general and administrative expenses were $608,022or 22.65% for 2003, compared to $378,159 or 11.4% in 2002, representing an increase of $229,863. The increase in general and administrative expenses was due to the implementation of initiatives in areas related to services and programs.  This increase also represents expenses related to the acquisition of Concord Staffing Services and legal and accounting fees.

Net loss was $308,770 for 2003, compared to a net loss of $840,268 for 2002, representing a decrease in losses of $531,498.  As the volume of our operating companies increase we expect to continue this trend.

Liquidity and Capital Resources

Primary had $20,899 in cash and cash equivalents and restricted certificates of deposit at December 31, 2003. Primary is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, Primary had deposited $96,097, as collateral with the Company’s workers’ compensation plans upon renewal of its plan for 2003/2004. Primary’s workers’ compensation programs for the 2001 through November 2003 program years are subject to no further collateral adjustments.  The Company had no long-term debt as of December 31, 2003.

The charges to clients by Primary LLC derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Client Services Agreement, Primary LLC is obligated to make certain wage, tax and regulatory payments. Because of this, the objective of Primary LLC is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by Primary LLC.

Primary LLC’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and health benefit plan premiums.

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

MATERIAL COMMITTEMENTS FOR CAPITAL EXPENDITURES

Neither the Board nor Management have made any committments for capital expenditures other than office lease obligations described under Item 2.

Inflation

Primary believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained below AT PAGES F25-42. See “Index to Consolidated Financial Statements and Financial Statement Schedule” beginning on Page 26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February19, 2004, we dismissed Sellers & Andersen, LLC from its position as our independent accountants.  Sellers & Andersen served as the independent auditors for the fiscal years ended December 31, 2002 and 2001.

The audit reports of Sellers & Andersen, LLC for the fiscal years ended December 31, 2002 and 2001 did not not contain an adverse opinion, disclaimer of opinion or modification of the opinion; however, the reports for each year did include an opinion regarding PBS’s ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants.           The new accountants, as disclosed below, have been retained to audit ourf inancial statements for the fiscal year ended December 31, 2003.

During the two most recent fiscal years ended December 31, 2003 and through the date of dismissal (February 19, 2004), there have been no disagreements between us and Sellers & Andersen, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sellers & Andersen, LLC would have caused them to make reference thereto in their report on the financial statements.

During the two most recent fiscal years ended December 31, 2003 and through the date of dismissal (February 19, 2004), there have been no reportable events (as defined in Regulation S-B Item 304 (a) (1)(iv)).

We requested that Sellers & Andersen furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter was filed as an Exhibit to our Current Report on Form 8-K/A, dated the 26th day of February 2004.

New independent accountants

On February 19, 2004, we engaged Madsen & Associates, Inc., CPA’s, to audit our financial statements for the period ended December 31, 2003.  During the two most recent fiscal years as well as during the period to its appointment on February 19, 2004 we had not consulted with Madsen & Associates, CPA, Inc. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us concluding there was an important factor to be considered by usPrimary in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A.              CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we had effective controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Board of Directors adopted a Code of Ethics as of March 1, 2004. Our Code of Ethics and Conduct covers all our employees including exicutive officers.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 26, 2004. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.

Name	Age	Position

Patrick D. Matthews	45	Chairman, Chief Executive Officer and President

Amanda Sinclair	22	Director, Executive Vice President, Secretary

Connie Matthews	45	Director

PATRICK D. MATTHEWS has been Chairman, CEO, CFO and President since November 29, 2003.  Mr. Matthews was the founder of Primary Business Systems LLC., and established the company in October 1999.  From February 1997, Mr. Matthews was a Founder, Director, Vice President of Aerostaff Services Inc., a PEO. From March 1992 Mr. Matthews was a Director and Regional Vice President of BSI a Texas based PEO.  From June 1990 Mr. Matthews was founder and Owner of Matthews Painting Co., a commercial and residential painting company.  From March 1979 Mr. Matthews was Vice President with Piccadilly Cafeterias. Mr. Matthews is the husband of Connie Matthews and the father of Amanda Sinclair.

AMANDA SINCLAIR has been Director, Secretary and Vice President since November 29, 2003.  Mrs. Sinclair was a Member, director of operations of Primary Business Systems LLC since January 2000. From 1998 Mrs. Matthews was employed by Lane Bryant as a sales associate.  Mrs. Sinclair is currently enrolled in a business degree program at St. Phillips College.  Amanda Sinclair is the daughter of Patrick D. Matthews and Connie Matthews.

CONNIE MATTHEWS was a founding Member of Primary Business Systems LLC. From 1993 to 1997 Mrs. Matthews was President of AHJR Inc. DBA Connie’s Kids, a state registered day care facility.  Mrs. Matthews obtained an Associates Degree from St. Philips College in 1979. Connie Matthews is the wife of Patrick D. Matthews and the mother of Amanda Sinclair.

Compensation of Directors

As all of our directors are also employees of our company, we do not pay an additional retainer to the persons currently serving on our Board of Directors.

Meetings and Committees of the Board of Directors.

During the fiscal year ended December 31, 2003, the Board of Directors met on eight occasions and acted by unanimous written consent on eight occasions. No member of the Board of Directors attended less than 75% of the aggregate number of the total number of meetings of the Board of Directors

The Board of Directors has not established any committees.  All matters relating to audit, compensation, nominations and corporate governance and considered and acted upon by our Board of Directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Board does not have a compensation committee. There are no interlocks between our Directors and Directors of other companies.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have at least one member that qualifies as an audit committee financial expert pursuant to Item 401 of Regulation S-B.

Certain Reports; Section 16 Compliance

No person who, during the fiscal year ended December 31, 2003, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934 failed to file on a timely basis, reports required by Section 16 of the Securities Exchange Act during the most recent fiscal year or prior years.  The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished us under Rule 16a-3(d) under the Securities Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Code of Ethics.

Our Board of Directors adopted a Code of Ethics as of March 1, 2004.  Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to this Form 10KSB.

ITEM 10.               EXECUTIVE COMPENSATION

The following table sets forth executive compensation information as of December 31, 2003 with respect to each executive officer whose total annual salary and bonus exceeded $100,000 or more:

					Long Term Compensation
Annual Compensation					Awards		Payouts	Other
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonuses ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Patrick Matthews CEO	2003	107,500	0	0	0	0	0	0
Patrick Matthews CEO	2002	0	0	0	0	0	0	0

Mr. Matthews joined the company in November 2002.  Prior managemnet including the former CEO prior to Mr. Matthews are no longer with the company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no stock option grants to any executive officers granted during the year ended December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

Name	Share Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at December 31, 2003 Exercisable/Unexercisable	Value of Unexercised In- The-Money Options/SARs At December 31, 2003 Exercisable/Unexercisable
none	None	None	None	None

Equity Compensation Plan Information

Primary currently does not have an equity compensation plan and did not have a plan during 2003.

Employment Agreements

All our employees are employed “at will” there are no formal employment agreements in place.

Mr. Matthews our CEO/CFO is paid a salary of $120,000 per year he does not receive any other compensation of a material nature.  Primary expects to formalize an employment agreement with the CEO this year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth common stock ownership information as of March 26, 2004 with respect to:

•         Each person known to us to be the beneficial owner of more than 5% of our common stock;

•         Each of our officers and directors;

•         and All directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 433 Kitty Hawk Dr. Suite 226 Universal City, TX 78148. Information with respect to the percent of class is based on outstanding shares of common stock as of March 26, 2004. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 26, 2004.

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class
Patrick D Matthews	68,393,591	78.5
Amanda Sinclair	6,417,850	7.4
Connie Matthews	4,284,813	4.9
All officers and directors as a group	79,096,254	90.8

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As a group, the Directors of Primary own a number of other companies that provide services to and for the benefit of Primary or clients of Primary; the other companies are Consumers Insurance Agency LLC and PBS Premium Funding LLC.  PBS Premium Funding LLC currently has no operations.  Consumers Insurance Agency LLC (Consumers) provides insurance services for the customers of Primary LLC.  Under the agreement between Primary LLC and Consumers, Primary pays Consumers 9% managment fee for the insurance accounts of Primary’s clients managed by Consumers.  Consumers sole employee is serviced by Primary LLC.  Primary LLC bills Consumers for normal services provided all Primary LLC customers.

During the first quarter of 2002, as disclosed in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 10-QSB, Mr. Brad Nordling, ShareCom, Inc.’s., former President and principal shareholder entered into an agreement to sell all of his shares of common stock in ShareCom, Inc., to Pine Services, Inc.  Mr. Nordling held approximately 432,551,000 shares representing approximately 59% of the issued and outstanding shares of ShareCom, Inc.  This transaction took place on or about May 28, 2002 and resulted in a change of control of ShareCom, Inc.  As also disclosed in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 10-QSB, ShareCom, Inc., expected to enter into an asset purchase agreement with USALert, Inc., an Illinois corporation , which provided for USALert to purchase substantially all of the assets and business of SharCom, Inc. The transaction occurred on or about May 28, 2002 as a result of which ShareCom, Inc. Disposed of its current business operations.

On November 29, 2002, as disclosed in our Current Report on Form 8-K filed December 19, 2002, the Members of Primary Business Systems LLC entered in to a Stock Acquisition Agreement with Pine Services Inc., to acquire from Pine Services Inc., 2,696,256 shares representing approximately 90% of the issued and outstanding shares of ShareCom Inc. from Pines Services Inc., resulting in a transfer of control of ShareCom Inc to the Members of Primary Business Systems LLC.

In March 2003, ShareCom Inc., changed its name to Primary Business Systems, Inc.  In addition, during March 2003, Primary Business Systems, Inc. purchased from Patrick Matthews and Connine Matthews the stock of AHJR Inc., a Texas corporation, for the purposes of operating this subsidiary as a temporary staffing services company.

ITEM 13.  Exhibits and reports on for 8-K

(a)           1.             Financial Statements

See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Matsen & Associates, LLP dated March 25, 2004 beginning on page F-1 of this report.

2.             All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes.

3.             Exhibits

Incorporated by reference to the Exhibit Index at the end of this report.

(b)           Reports on Form 8-K

During the last quarter of the period covered by this Report, there were no Current Reports on Form 8-K filed by us.

ITEM 14. 4 Principal Accountant Fees and Services.

Our Audit Committee has selected Matsen & Associates, Inc., Certified Public Accountants, as its independent accountants for the current fiscal year.  For the fiscal years ended December 31, 2002 and 2001, Seller & Andersen, LLC served as our independent accountants.  The audit services provided by Matsen & Associates, Inc. and Sellers & Andersen, LLC, consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters.  The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Year Ended December 31, 2003	Fiscal Year Ended December 31, 2002
Audit Fees (1)	$14,680	$14,680
Audit-Related Fees (2)	N/A	N/A
Tax Fees (3)	$15,000	$13,000
All Other Fees (4)	N/A	N/A
Total	$29,680	$27,680

(1)           Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement flings and responding to SEC comment letters on annual and quarterly filings.

(2)           Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

(3)           Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)           Other services consist of those service not captured in the other categories.

Our Board has determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

Consistent with SEC policies regarding auditor independence, the Board has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.  Prior to engagement of the independent auditor for the next year’s audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described below to the Board for approval. In addition, management will also provide to the Board for its approval a fee proposal for the services proposed to be rendered by the independent auditor.  Prior to the engagement of the independent auditor, the Board will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services.  The fees are budgeted and the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Board may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board at its next scheduled meeting.  The four categories of services provided by the independent auditor are as defined in the footnotes to the fee table set forth above.

[THIS SPACE INTENTIONALLY LEFT BLANK]

PRIMARY BUSINESS SYSTEMS, INC. & SUBSIDIARY

Audited Consolidated Financial Statements

December 31, 2003 and 2002

PRIMARY BUSINESS SYSTEMS, INC. & SUBSIDIARIES

TABLE OF CONTENTS

December 31, 2002 and 2001

MADSEN & ASSOCIATES CPA’s. INC.	684 East Vine St #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors & Audit Committee

Primary Business Systems, Inc.

Universal City, Texas

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Primary Business Systems, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s Management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primary Business System, Inc. and Subsidiaries as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the consolidated  financial statements and notes to the consolidated financial statements, the Company has suffered significant losses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/ Madsen & Associates CPA’s, Inc.

March 22, 2004

Murray, Utah

SELLERS & ANDERSEN, LLC	684 East Vine Street # 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors & Audit Committee

Primary Business Systems, Inc.

Universal City, Texas

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of Primary Business Systems, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s Management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primary Business System, Inc. and Subsidiary as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company has suffered significant losses.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /s/ Sellers & Andersen, LLC

March 22, 2004

Murray, Utah

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2003 and 2002

	2003	2002
ASSETS
Current assets
Cash	$19,845	$30,868
Notes receivable	46,007	53,799
Client accounts receivable	70,589	63,474
Prepaid Expenses	73,186
Workers Compensation Prepaid Premiums	96,097	80,097
Total Current Assets	305,724	228,238

Property & Equipment
Furniture & Fixtures	52,244	10,548
Computer equipment	84,301	82,003
Payroll software	43,724	43,724

Less: accumulated depreciation	180,269	136,275
	(119,153)	(87,377)
Total Property & Equipment	61,116	48,898

Other assets
Security Deposits	1,054	0
Customer list, net of amortization	11,400	0
Prepaid marketing		270,000
Goodwill	557,240	550,000
Total Other Assets	569,694	820,000
Total Assets	$936,534	$1,097,136

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2003 and 2002

	2003	2002
LIABILITIES
Current liabilities
Accounts payable	$214,656	$90,649
Checks drawn on uncollected payrolls	69,160	111,249
Credit card payable	0	41,893
Client Payroll Tax payable	20,023	0
Workers Comp payable	45,139	0
Client payroll amount withheld	16,477	0
Notes Payable	20,973	0
Line of credit from banks	44,988	55,807
Total Current Liabilities	431,416	299,598

Other liabilities
Due to shareholder/officer	628,023	593,294
Total Liabilities	1,059,448	892,892
Stockholders’ Equity (Deficiency)
Common stock, - $.001 par value authorized - 750,000,000 shares
Issued and outstanding 85,657,747	85,569	11,021
Additional paid-in capital	977,051	1,069,987
accumulated (deficit)	(1,185,534)	(876,764)
Total Stockholders’ Equity (Deficiency)	(122,914)	204,244
Total liabilities and Stockholders’s Equity	$936,534	$1,097,136

The accompanying notes are an integral part of theses financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Statement of Operations

As of December 31, 2003 and 2002

	2003	2002
Revenues	$2,684,396	$3,303,918
Cost of revenues	1,906,307	2,735,940
Gross Profit	778,089	567,978
Operating Expenses
General and Administrative	608,022	378,159
Wages, commissions & salaries	422,807	281,788
Consulting services for acquisition	75,000	759,358
Total Operating Expenses	1,105,829	1,419,305
(Loss) from Operations	(327,740)	(851,268)
Other Income	18,970	11,059
(Loss Before Prevision For Income Tax)	(308,770)	(840,268)
Provision for Income Taxes	—	—
Net (Loss)	(308,770)	$(840,268)

Basic & Distributed Net (Loss) Per Share	$(0.00)	$(.084)
Basic and Distributed Weighted Average Shares Outstanding	85,253,767	996,389

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2003 and 2002

			Additional Paid-in- Capitol
	Common Stock			Accumulated Deficit	Total Equity
	Shares	Amount
Balance 12/31/2001	—	$—	$—	$(36,496)	$(36,496)
Issuance of Unrestricted stock to SharCom, Inc Stockholders	126,104	126	(7,626)	—	(7500)
Issuaned of restricted stock for acqusition	6,696,254	6,696	44,954	—	51,650
Issuance of unrestricted stock for services	1,1790,000	1,790	1,018,210	—	1,020,000
Issusance of restricted stock for services	2,408,306	2,409	14,449	—	16,858
Net (Loss)	—	—	—	(840,268)
Balance 12/31/2002	—	$—	$—	$(876,764)	$(876,764)
Balance December 31, 2002	11,202,664	11,202	1,069,806	(876,764)	204,244

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2003 and 2002

			Additional Paid-in- Capitol
	Common Stock			Accumulated Deficit	Total Equity
	Shares	Amount
Balance December 31, 2002	11,020,664	11,021	1,069,987	(876,764)	204,244
Issuance of Restricted Stock for acquisition of AHJR, INC stock	72,400,000	72,400	(65,160)		7,240
Issuance of unrestricted stock for services	3,700,000	3,700	181,300		185,000
Issuance of restricted stock for services	100,000	100	4,900		5,000
Return of unrestricted stock for non performance of services	(3,000,000)	3,000)	(147,000)		(150,000)
Return of restricted stock for non performance of services – of originally issued 1,790,000 shares	(500,000)	(500)	(279,500)		(280,000)
Issuance of restricted stock for services	494,728	495	44,505		45,000
Issuance of stock for prepaid services	876,355	876	82,966		83,872
Issuance of restricted stock for purchases of assets	152,000	152	37,848		38,000
Issuance of restricted stock for services	75,000	75	22,425		22,500
Issuance of restricted stock for prepaid services	250,000	250	24,750		25,000
Net (Loss)	—	—	_		(308,770)
Balance December 31, 2003	85,568,747	$85,569	$977,051	$(1,185,543)	$(122,914)

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.  & SUBSIDUARIES

Consolidated Statements Of Cash Flow

For the Years Ended December 31, 2003 and 2002

	2003	2002
Net Income	$(308,770)	$(840,268)
Adjustments to reconcile net income (loss) to net cashprovided by (used by) operating activities:
Depreciation and amortization	31,776	35,398
(Increase) decrease in accounts receivable	(7,116)	7,758
(Increase) decrease in prepaid expense	(73,186)	(47,767)
(Increase) decrease in workers comp deposit	(16,000)
(Increase) decrease in other current assets	7,792	(53,799)
Increase (decrease) in accounts payable	(14,507)	(152,073)
Increase (decrease) in client payroll tax liability	36,501
Increase (decrease) in other current liabilities	183,653
(Increase) decrease in other assets	262,306
Consulting Services for Acquisition		759,358
Checks drawn on uncollected payrolls	(42,089)	111,249
Total Adjustments	369,131	660,124
Net cash provided by (used in) operating activities	60,360	(180,144)
Cash flows from investing activities
Payments for the purchase of property	(55,994)	(15,675)
Net cash provided by (used in) investing activities	(55,994)	(15,675)
Cash flows from financing activities
Net adjustment for common stock transaction	(18,388)
Net borrowing under line of credit	(10,819)	56,491
Net borrowing on notes payable	20,973
Principal payments on short-term debt	(41,893)	—
Due to shareholders/officers	34,738	42,307
Net cash provided by (used in) financing activities	(15,389)	98,798
Net increase (decrease) in cash and cash equivalents	(11,023)	(97,021)
Cash and cash equivalents at beginning of year	30,086	127,889
Cash and Cash equivalents at end of year	$19,845	$30,868

The accompanying notes are an integral part of these financial statements

PRIMARY BUSINESS SYSTEMS, INC.  & SUBSIDIARIES

Consolidated Statements of Cash Flow (continued)

For the Years Ended December 31, 2003 and 2002

	2003	2002
Supplemental information
Cash Payments for Income Taxes	$—
Non Cash Items
Stock for goodwill	$7,240	$51,650
Stock yet to issue for goodwill		$498,350
Stock for prepaid marketing		$270,000
Stock for professional services	$343,872	$759,358
Stock (returned) for non performance of services	$(270,000)
Stock (returned) for non performance of professional services	$(160,000)
Stock issued for purchase of assets	$38,000

The Accompanying notes are an integral part of these financial statements

PRIMARY BUSINESS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 1 - Organization and Nature of Business

History

Primary Business Systems, Inc. (the “Company”), was incorporated in the State of Nevada in 1996 under the name of Anonymous Data Corporation.  In July 2001 the Company was name changed to ShareCom, Inc..  The Company then changed its name to Primary Business Systems, Inc. on February 26, 2003.

On May 28, 2002 the Company filed a Form 8-K with the United States Securities and Exchange Commission (“SEC”).  It states:

 “On or about May 28, 2002, a change of control of the Registrant occurred, as a result of Pine Services, Ltd (“Purchaser”) purchasing 432,551,000 shares of $.001 par value, capital voting stock of the Registrant (the “Shares”) from Mr. Brad Nordling, the former president of the Registrant.  The consideration for the purchase included the payment of $100,000 to the Seller; the release of certain note obligations aggregating approximately $885,000 and permitting certain assets of the Registrant to be transferred to another entity controlled by Seller.  The source of the cash component of the consideration for the purchase of the Shares was the working capital of the Purchaser.

“The basis of the control is Purchaser’s ownership of 432,551,000 shares representing approximately 59% of the issued and outstanding Shares.  The transaction which resulted in the change in control was the closing of a stock purchase agreement.”

From  about May 28, 2002 to around November 29, 2002 the Company did transactions, including a 2500 for 1 reverse stock split of common stock. The Company at that juncture was a “publically held shell company” of which prior management confirms it personally assumed all debt, leaving the Company without any assets and without any liabilities.

On or about November 29, 2002 Pine Services, Inc. (Pine) sold its equity interest in ShareCom, Inc, of approximately 90% controlling interest in ShareCom, Inc., to the owners of Primary Business Systems, LLC (Primary LLC).  This agreement left the existing stockholders of ShareCom, Inc., a total of 126,104 shares of common stock.

In March 2002 the company changed its name to Primary Business Systems Inc. (Primary)

On February 28, 2003 the Company purchased all of the outstanding shares of AHJR, Inc. (a State of Texas corporation), an inactive corporation, in a stock for stock transaction.   AHJR Inc., was previously owned principally by Patrick Matthews, the primary shareholder of the Company.  In the stock for stock transaction all of the shares of AHJR, Inc., were passed to Primary in exchange for 72,400,000 shares of restricted stock of Primary valued at $.0001 per share , or $7,240.  The $7,240 is recorded as goodwill on the balance sheet.  AHJR Inc., is currently operating under the trade name Concord Staffing Services (Concord).

Business Activity

The business of Primary Business Systems Inc.  is to operate in the PEO industry and the temporary staffing services industry. Its wholly owned subsidiary, Primary LLC, is a provider of Professional Employment Organization (“PEO”) services.   PEO is defined as an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities, and risks and, through the establishment and maintenance of an employer relationship with the workers assigned to its clients.  Its other wholly owned subsidiary, Concord is a temporary staffing services company and works with temporary employment services.  It began operations March 1, 2003.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements shown in this report excludes the historical operating information of the parent before December 31, 2002, and instead includes the operating information of the wholly owned subsidiary, Primary Business Systems, LLC. (Primary LLC) from January 1, 2001 to December 31, 2003.  It also includes the operations of its wholly owned subsidiary Concord Staffing Services (Concord) since it began operations March 1, 2003.

Primary  prepares its books and records on the accrual basis for financial reporting and for income taxes. ..  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

.

Primary LLC before becoming a subsidiary of the Company maintained its books and records on an accrual basis of accounting and it reported the results of its operations for income tax purposes as an “S” corporation.  These financial statements have been modified to present them on an ongoing basis of accounting and tax reporting, including but not limited to accruing compensation to officers (members) as part of the wages, commissions & salaries on the statement of operations.

All significant intercompany transactions have been eliminated.

Cash Equivalents

For purposes of reporting of cash flows, Primary classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

Receivables

Management has elected to record bad debts using the direct write-off method.  Accounting principles generally accepted in the United States require that the allowance method be used to reflect bad debts.  However, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.

Property and Equipment

Property and equipment are valued at cost.  Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets.  Useful lives of the respective assets are generally from three to seven years.  Purchase of property and equipment greater than $500 and major repairs of existing equipment that extends the useful life of the asset are capitalized

Depreciation and amortization expense for the years December 31, 2003 and 2002 are $31,776_and $35,398 respectively.

Intangible Assets

The Financial Accounting Standards Board has issued FASB 142  “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  According to this FASB, goodwill should not be amortized.  Instead, it should be reviewed for impairment at least annually and charged to earnings only when its recorded value exceeds its fair value.  Primary has elected to follow FASB 142.

Impairment of Long-Lived Assets

It is Primary’s policy to periodically evaluate the economic recover ability of all of its long-lived assets.  In accordance with that policy, when Primary determines that an asset has been impaired, it recognizes the loss in its statement of operations.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, receivables, prepaid premiums, accounts payable, notes payable are reflected in the financial statements at fair value because of the short maturity of these instruments.

Amounts due to shareholder/officer for stock yet to issue are contingent on the future value of the stock yet to issue from time to time.  So, the amount reflected in the financial statements is not measurable; however, management believes it approximates fair value.  Refer to the Note discussing equity and stock commitments for further information.

Concentration of Credit Risk

Financial instruments which potentially subject Primary to concentrations of credit risk consist principally of cash deposits.  Primary  will exceed the FDIC insurable limit in an account only when gross payrolls billed and collected post to the payroll bank account before the payroll checks and tax deposits are posted.  The timeliness of the deposits and withdrawals are such that no material credit risk is estimated by management.

Primary provided its services to its clients based upon an evaluation of each client’s financial condition.  Exposure to losses on receivables is primarily dependent on each client’s financial condition.  Primary mitigates such exposure by requiring customers to immediately pay via electronic funds transfer the amount of the payroll billed, through COD payment of invoices, through deposits or letters-of-credit or personal guarantees from certain clients.  Exposure to credit losses is monitored by Primary, and allowances for anticipated losses are established when necessary.

Revenue Recognition

Primary bills its clients on each payroll date an administrative fee for: 1) the actual gross salaries and wages plus related employment taxes and employee benefits of the company’s worksite employees, 2) actual costs associated with worksite employees, (e.g. recruiting costs, drug testing, etc.), 3) workers compensation and unemployment costs, 4) other benefits associated with the worksite employees, 5) other insurance premiums associated with the client, and 6) payroll processing

Primary’s  administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages, negotiated at the timethe client service agreement is executed.  Primary’sadministrative fee varies by client based primarily upon the nature and size of the client’s business and Primary’s assessment of the costs and risks associated with the employment of the client’s worksite employees.

Accordingly, Primary’s administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms.  Although most contracts are for one year and renew automatically, Primary and its clients generally have the ability to terminate the relationship with 30 days notice.

Income Taxes

Primary has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

During 2002, Primary underwent an ownership change as defined in Section 382 of the Internal Revenue Code.  Consequently, management believes the net operating loss carry forwards are lost.  The Federal net operating losses since the ownership change is $1,149,038.  Primary continues to suffer operating losses and there remains an uncertainty as to whether any income tax benefit can be used in the future.  Therefore, no recognition of any net operating loss carry forwards or benefits are recognized in these financial statements.

Comprehensive Income

Primary has adopted SFAS No. 130 Reporting Comprehensive Income.  Primary has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.  Primary has elected to remain on its current method of Accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Net (Loss) Per Share of Common Stock

The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented.  Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issued for goodwill or otherwise would be anti-dilutive.

Advertising Costs

Primary’s advertising costs are expensed when incurred.  Total advertising costs of $17,093 and $5,874 were incurred for the years ended December 31, 2003 and 2002, respectively.

Reclassifications

Certain amounts in 2002 have been reclassified and represented to conform to the current financial statement presentation.

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

Other Recent Accounting Pronouncements

Primary does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

NOTE 3 - Equity & Common Stock

On November 29, 2002 Pine Services, Inc. (“Pine”) sold its equity interest in Primary, of approximately 90% controlling interest in the Company, to the owners of Primary Business Systems, LLC. (Primary LLC).   This agreement left the existing stockholders of Primary before the acquisition, which is a reverse merger, a total of 126,104 free trading shares of common stock valued at a negative of $7,500.  Primary was a publically held “shell” company.

The new controlling owners of  Primary, who were the prior owners of the LLC received 2,696,254 restricted shares of common stock.  The new owners of Primary agreed to pay Pine $550,000 for its controlling interest in Primary.  The new major shareholder of Primary pledged up to 60% of his stock in Primaryas security to Pine that it will be paid in full the $550,000 due it.  He has three years to pay it off (approximately the end of 2005).   Primary issued an additional 4,000,000 restricted shares of common stock to the new major shareholder for services.  The new owners received as a group a total of 6,696,254 restricted shares of common stock valued at a total of $51,650.

During the first half of 2002 Primary issued 1,790,000 free trading shares of common stock to consultants for  marketing and consulting services, for a total of $1,020,000.  In 2003 500,000 of these shares were cancelled for non performance of services for a value assigned of $280,000.  (Also, refer to the Note on Contingent Liabilities.)

During 2002 Primary issued 2,408,306 restricted shares of stock for services valued at $16,858.

On February 28, 2003 Primary purchased all of the outstanding shares of Concord Staffing, Inc.(“Concord”), in a stock for stock transaction.  All of the shares of Concord were exchanged for 72,400,000 shares of restricted stock of Primary valued at $.0001 per share, or $7,240.

During 2003 Primary issued 3,700,000 unrestricted shares of stock for services of which 3,000,000 were cancelled for non performance for a net value of $35,000.  (Refer to Note on Contingent Liabilities.)

An Additional 1,453,355 shares of restricted common stock were issued for services and asset purchase for a total value of $174,372.

During 2003 an additional 494,728 shares of unrestricted common stock was issued for services with a value assigned of $45,000.

NOTE 4 - Goodwill

Goodwill is the amount paid by Primary to acquire its Subsidiaries in excess of the assets received less liabilities assumed.  Goodwill is valued at cost, which is $557,240.  Management has evaluated goodwill for impairment and has determined the value of goodwill exceeds its cost.  Therefore, goodwill has no impairment as of December 31, 2003 nor at December 31, 2002.  Also, refer to the Note discussing Stock-Based Compensation and the Note on Contingent Liabilities for a more in depth explanation of what makes up the LLC portion of goodwill, which is $550,000.

NOTE 5 - Employee Benefit Plan

During 2001 Primary LLC established a 401-K employee benefit plan for its office and administrative employees and worksite employees.  Under $40,000 of the plan pertains to Primary LLC per se as most of it relates to its clients and the worksite employees associated with them..

NOTE 6 - Prepaid Marketing

In December 2002, Primary entered into an agreement with a consultant to receive a marketing campaign in 2003 to enhance the business and its growth.  The consultant received 900,000 shares of common stock in advance to do the work for a value assigned of $270,000.  During 2003 management concluded there was no value left in this prepaid marketing, so it was written off to the Statement of Operations.

NOTE 7 - Prepaid Expenses

During 2003 Primary paid in stock $108,872 in prepaid consulting services to three unrelated companies.  These services are to be received over one year and are amortized at $9,073 per month with the final consulting services and corresponding amortization of prepaid expenses in September 2004.

NOTE 8 - Related Party Transactions

The majority shareholder advances Primary funds from time to time should it need it.  The funds advanced, including for stock yet to issue, is $628,032 and $593,294 at December 31, 2003 and 2002 respectively.

The note receivable of $46,007 and $53,799 as of December 31, 2003 and 2002 respectively is for amounts due from Consumers Insurance Agency LLC (Consumers).  Primary bills Consumers and Consumers  reimburses Primary for use of 500 square feet of office space, office supplies and payroll.  These transactions are related party transactions as Consumers is owned by the CEO of Primary.   These reimbursements are not recognized as income, but rather reduce the related costs in the statement of operations.

NOTE 9 - Lease Commitments

Primary has no lease except the facilities it operates out of as of December 31, 2003.

The net rent expense for the years ended December 31, 2003 and 2002 is $36,687 and  $20,676 respectively.  The rent was paid to Office Building Partnership.  Primary negotiated a new lease agreement as of July 2002 to the space currently occupied for $1,715 per month; previously, it was $1,809 per month.  The lease ends in January 2005 with an option to continue the lease on a month-to-month basis for the following 6 months.  Total lease commitment is $20,580 for 2004 and $1,715 for 2005.  The Company sub rents 500 square feet to Consumers Insurance Agency LLC (“Consumers”) starting in May 2002.  Rent received in 2003 is $4,490 and 2002 is $4,000.  The net rent the Company paid for the years ended December 31, 2003 and 2002 is $$32,197 and $16,676 respectively.

NOTE 10 - Line of Credit

Lines of Credit are for:

	2003	2002

Jourdanton State Bank, limit of $50,000 at 8% interest. Collateralized with accounts receivable and right of payment and equipment	$44,988	$49,845

Frost Bank, limit of $10,000 at 5% interest, unsecured due on May 30, 2003	—	5,962
	$44,988	$55,807

NOTE 11 - Credit Card Payable

The Company regularly uses two credit cards held under the majority shareholder’s individual name, but are used exclusively for the Company.  Interest paid on these accounts are charged to interest expense.  Balances owed are:

	2003	2002

Delta Sky American Express	$—	$16,893

American Centurion American Express	—	$25,000

	$0	$42,893

NOTE 12 - Notes Payable

Primary has two notes payable to non financial institutions, both due before December 31, 2004 for a total amount of $20,973.  The notes bear interest at approximately 9% per annum.  Primary is current on the obligations.

 NOTE 13 - Workers Compensation

Primary LLC maintains workers compensation insurance for worksite employees and well its regular and administrative employees.  Gross payroll to employees is over $13,000,000 for both December 31, 2003 and 2002. The insurance carrier audits the premiums yearly and based on their findings assess in the renewal process the amount to pay up front in premiums the next year.  Premium deposits are $80,097 and $26,540 as of

December 31, 2002 and 2001 respectively.

NOTE 14- Contingent Liabilities & Litigation

Primary is in litigation with Suburban Capital, et al (“Advisor”).  The Advisor claims the Company owes them significant amounts of unrestricted stock in Primary for services provided and has impeded them from receiving additional significant amounts of stock of Primary.  Primary on the other hand has refused to issue additional stock, and even cancelled some previously issued in an effort to reduce its loss for the non performance of the Advisor.  Legal counsel indicates the outcome of this litigation is unknown.

Management has determined to not accrue or recognize any potential obligation or exposure that may or may not arise from this matter.  Below is a brief synopsis of what the agreement is about that brought on the present litigation.

On November 29, 2002 Pine Services, Inc. sold its equity interest in Primary to the owners of Primary Business Systems, LLC (“Primary LLC”), leaving the owners of the Primary LLC with approximately 90% ownership of Primary.  This agreement left the existing stockholders of Primary before the acquisition a total of 126,104 shares while the members of the Primary LLC received 2,696,256 shares of the Company stock.  The members of the Primary LLC agreed to pay $550,000 for Primary, which was a publically held “shell” corporation.  The major shareholder pledged 60% of his Primary stock to pay off the $550,000 due to Pine Services, Inc.  He has three years to pay it off (approximately the end of 2005).

Primary  also set up an agreement with a consultant (“Suburban Capital, et al) (“Advisor”) to provide consulting services to Primary, the value of which is not to exceed $2,000,000.  It is computed based on the stock issued to the Advisor and what the sale proceeds the Advisor receives.  The Advisor owns up to 9.9% total ownership in the Primary at any one time.  The Advisor’s stock is registered with the SEC on Form S-8 and is unrestricted (free trading) stock.  Up to every 60 days the Advisor can receive newly issued stock computing up to 9.9% of the total issued and outstanding shares of Primary and sell it and keep the proceeds.  Once the Advisor has received $2,000,000 in proceeds from stock sales, or on or about December 15, 2003, which ever comes first, then Primary has no further obligation to issue the Advisor additional stock..

In conjunction with the purchase agreement, the majority owner, who is the CEO of Primary, has the rights to maintain 90% ownership in Primary through out the time the Advisor continues to receive stock.  His stock, however,  is Section 144 restricted stock he must hold for at least 1 year from the date of issue.  Payments to him for restricted stock received is recognized as a function of the goodwill paid for the acquisition of the Subsidiary.

So, every time the Advisor receives up to 9.9% new unrestricted S-8 stock of Primary to sell,

the controlling owner receives over 9 times that much more additional restricted Section 144 stock..  Because restricted stock issued cannot be sold immediately, its value

NOTE 14- Contingent Liabilities & Litigation Continued

is less than the market value of the stock when issued.  Management is unable to determine the value of the restricted stock as to number to receive or the value to receive.  Management estimates goodwill is worth a minimum of $550,000, so that is the value assigned to these restricted stock issues to recognize as goodwill.  Out of the $550,000, $51,650 was received as of December 31, 2002.  Additional amounts were received in 2003. The estimated amount due to the shareholder/officer is recognized on the balance sheet as an other payable for $593,294 as of December 31, 2002 less the value of stock received in 2003 relating to this agreement, the amount of which was not a significant amount.

NOTE 15 - Going Concern Issues

Primary continues suffering significant losses and working capital reflects more current liabilities than current assets.  Unless sufficient additional cash flows come into Primary, either through equity financing, profits, or a reduction of cash expenses, Primary could be in jeopardy of continuing operations.  Management has developed a strategy, which it believes will accomplish this objective through additional long and short term loans and sale of common stock of Primary to related and unrelated parties.

 [THIS SPACE INTENTIONALLY LEFT BLANK]

PRIMARY BUSINESS SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Primary Business Systems Inc.

By:	/s/ Patrick D Matthews
PATRICK D. MATTHEWS,
CHIEF EXECUTIVE OFFICER CHIEF FINANCIAL OFFICER AND PRESIDENT

Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Patrick D Matthews	Chairman of the Board, Chief Executive Officer Chief Financial Officer	March 29, 2004
Patrick D Matthews	and President (Principal Executive Officer)

/s/ Amanda Sinclair	Director, Executive Vice President, Secretary	March 29, 2004
Amanda Sinclair

/s/ Connie Matthews	Director	March 29, 2004
Connie Matthews

INDEX TO EXHIBITS

The exhibits designated with an asterisk (*) are filed herewith.  All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.	Page No.	Description

3(i)		Articles of Incorporation of the Company dated May 7, 1997 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(ii)		Amended Articles of Incorporation of the Company dated April 26, 1999 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(iv)		By-laws of the Company (Incorporated by reference form Form 10-SB filed March 10, 1999).

MATERIAL CONTRACTS?

14*		Code of Ethics

21*		List of Subsidiaries

31*		Certification pursuant to Rule 13a-14(a)/15d-14(a)

32*		Certification pursuant to 18 U.S.C. Section 1350