Form 10QSB
period 2004-03-31
PRIMARY BUSINESS SYSTEMS INC
filed 2004-05-14
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.
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

Yes ☒        No ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of May 8, 2004 was 86,278,297

Transitional Small Business Disclosure Format          Yes ☐         No ☒

ITEM 1.                                           FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9.

Primary Business System, Inc.

Financial Statements

March 31, 2004

Primary Business Systems, Inc.

Index

Unaudited Consolidated Condensed Interim Financial Statements

For the Period Ended

March 31, 2004

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2003 (Audited) and March 31, 2004 (Unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current assets
Cash	$19,845	$35,489
Notes receivable	46,007	52,582
Client accounts receivable	70,589	38,115
Prepaid Expenses	73,186	45,968
Workers Compensation Prepaid Premiums	96,097	96,097
Employee advances	450
Total Current Assets	305,724	268,701

Property & Equipment
Furniture & Fixtures	52,244	52,244
Computer equipment	84,300	84,3000
Payroll software	43,724	43,724

Less: accumulated depreciation	180,269	180,269

	(119,153)	(126,250)
Total Property & Equipment	61,116	54,019

Other assets
Security Deposits	1,054	1,054
Customer list, net of amortization	11,400	10,800
Prepaid marketing	0	0
Goodwill	557,240	557,240
Total Other Assets	569,694	569,094
Total Assets	$936,534	$891,814

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet Continued

As of December 31, 2003 (audited) and March 31, 2004 (unaudited)

	December 31, 2003	March 31, 2004
LIABILITIES

Current liabilities
Accounts payable	$214,656	$141,352
Checks drawn on uncollected payrolls	69,160	167,753
Deferred revenue on payrolls	0	36,076
Client Payroll Tax payable	20,024	50,612
Workers Comp payable	45,139	46,140
Client payroll amount withheld	16,477	1,752
Notes Payable	20,973	17,973
Line of credit from banks	44,988	58,476
Total Current Liabilities	431,416	520,136

Other liabilities
Due to shareholder/officer	628,023	627,859
Total Liabilities	1,059,448	1,147,995
Stockholders’ Equity
Common stock, - $.001 par value authorized - 750,000,000 shares Issued and outstanding 85,657,747	85,750	85,750
Additional paid-in capital	976,870	976,870
accumulated (deficit)	(1,185,534)	(1,138,801)
Total Stockholders’ Equity	(122,914)	(256,181)
Total liabilities and Stockholders’s Equity	$936,534	$891,814

The accompanying notes are an integral part of theses financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ending March 31
	2004	2003
Revenues	$548,268	$885,218
Cost of revenues	373,022	734,829
Gross Profit	175,246	150,389
Operating Expenses
General and Administrative	183,887	100,799
Wages, commissions & salaries	126,556	65,703
Consulting services for acquisition	0	185,000
Total Operating Expenses	310,443	351,502
(Loss) from Operations	(135,197)	(201,113)
Other Income	1,930	2,670
(Loss Before Prevision For Income Tax)	(133,267)	(198,443)
Provision for Income Taxes	—	—
Net (Loss)	$(133,267)	$(198,443)

Basic & Distributed Net (Loss) Per Share	$(0.0016)	$(.0023)
Basic and Distributed Weighted Average Shares Outstanding	85,750,747	36,811,553

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. & SUBSIDUARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	For the three months ending March 31
	2004	2003
Net Income	$(133,267)	$(198,443)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:

Consulting services for acquisition		185,000
Depreciation and amortization	7,697	8,454
(Increase) decrease in accounts receivable	32,474	11,485
(Increase) decrease in prepaid expense	27,218	(73,348)
(Increase) decrease in other current assets	(7,025)	(42,431)
Increase (decrease) in accounts payable	(73,304)	151,932
Increase (decrease) in client payroll tax liability	30,588	43,430
Deferred revenue on payrolls	36,076	0
Increase (decrease) in other current liabilities	(13,721)	0
Checks drawn on uncollected payrolls	(98,593)	(111,249)
Total Adjustments	138,596	(25,170)
Net cash provided by (used in) operating activities	5,329	(25,170)
Cash flows from investing activities
Payments for the purchase of property	0	0
Net cash provided by (used in) investing activities	0	0
Cash flows from financing activities
Net borrowing under line of credit	13,488	(2,175)
Principal payments on short-term debt	(3,000)	0
Principal Payments on Long term debt	0	0
Due to shareholders/officers	(173)
Net cash provided by (used in) financing activities	10,315	(2,175)
Net increase (decrease) in cash and cash equivalents	15,644	(27,345)

Cash and cash equivalents at beginning of year	19,845	30,868

Cash and Cash equivalents at end of quarter	$35,489	$3,523

The accompanying notes are an integral part of these financial statements

	For the Quarter ended March 31,
	2004	2003
Supplemental information
Cash Payments for Income Taxes	$—
Non Cash Items
Stock for goodwill	$0	$7,240
Stock for prepaid marketing		$0
Stock for professional services	$0	$185,000

The Accompanying notes are an integral part of these financial statements

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Interim Financial Statements

March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at March 31, 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the current quarter and year to date ended March 31, 2004, are not necessarily indicative of the results which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC and AHJR Inc., dba/Concord Staffing Services in these financial statements.  All significant intercompany transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2003 and 2002 remain unchanged.

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended March 31, 2004.

During 2002 the Company issued a total of 1,126,355 restricted shares for prepaid consulting services valued at $108,872 to be rendered over a twelve month period.  The consulting expense amortized and reported in the current quarter is $27,218 leaving a current asset of prepaid expense at $45,968 as of March 31, 2004.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Receivable reported as a current asset of $52,582 is due from Consumers Insurance Agency, LLC.  The primary member of the LLC is Patrick Matthews who is the majority shareholder in the Company.  The notes receivable are made up of revolving cash advances to the LLC and expenses paid on behalf of the LLC by the Company.

These revolving notes receivable were part of the 2002 acquisition of the present operations of the Company.  At the time of acquisition these revolving notes receivable were for an amount greater than presently reported in the financial statements as of March 31, 2004.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements”. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this filing and in conjunction with our Form 10-K. Historical results are not necessarily indicative of trends in operating results for any future period.

Critical Accounting Policies and Estimates

Primary believes its significant critical accounting policies have not changed since fiscal year end December 31, 2003. See Note 2 of Primary’s annual report on Form 10-K as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.

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

Primary reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. Primary reports revenues on a gross basis for these fees because Primary Business Systems LLC is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. Primary reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. Primary accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, Primary recognizes its revenues in the period in which the worksite employee performs work. Primary accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related PEO service fees are billed.

Overview

The business of Primary Business Systems Inc. is to operate in the Professional Employer Organization industry and the Temporary Staffing Services Industry and operate them as wholly owned subsidiaries, then as companies are accumulated in each sector and as economies of scale can be realized combine the individual entities in each sector.  It is important to address the particular markets of each sector therefore we will discus them individually at this point.

Primary LLC is a regional Professional Employer Organization (PEO) committed providing human capital management solutions.  We offer our clients, which are typically small to medium-sized business with between five and fifty employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  Primary LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

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

In certain instances, Primary LLC opts to make a contribution toward the cost of the worksite employees’ medical benefit costs. In most small group health markets, medical benefit plan rates vary based on the medical participants’ demographics. In order to offer a competitively priced business solution, Primary LLC may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics. The additions of these selected worksite employees’ offsets potential adverse selection and helps to stabilize the overall medical benefit plan risk to Primary LLC.

Primary LLC offers its medical benefit plans through partnerships with premier health care companies. These companies have extensive provider networks and strong reputations in the markets in which Primary LLC operates.

All of Primary LLC’s health care providers offer preferred provider organization (“PPO”) coverage.

Primary LLC’s workers’ compensation program from January 1, 2002 through December 31, 2003 was with Texas Mutual Insurance Company.  November 2003 Primary LLC renewed its workers’ compensation program which is a guaranteed cost program where the company has no liability beyond the premiums of the policy. The current policy term expires in November 2004.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.

The following table presents Primary’s results of operations for the quarter ending March 31,2004 and 2003, expressed as a percentage of revenues:

	2004	2003
Revenues	100.0%	100.0%
Cost of Services	68.04	83.01
Gross Profit	31.96	16.99
Operating Expenses:
General and administrative	33.53	11.79
Salaries, wages and commissions	23.08	7.42
Consulting Services	0	20.98
Total operating costs	56.62	39.71
Operating (loss) income	(24.3)	(22.42)
Other income	0.0	0.0
Interest expense	0.0	0.0
Other non-operating expense	0.0	0.0
(Loss) income before income taxes	(24.30)	(22.42)
Income tax (benefit) provision	0	0
Net income (loss)	(24.30)	(22.42)

Quarter ending March 31,2004 compared to March 31, 2003

For the quarter ending March 31, 2004, revenues decreased $336,950, or 38.06% from 2003, totaling $548,268 in 2004 compared to $885,218, for 2003. Revenue change was due to a number of factors, beginning April 2003 we fully implemented our new accounting system that more accurately categorized gross revenue and cost of revenue. While we are extremely confident the line items beginning with gross profit and continuing through net income (loss) are accurate we believe there may have been items recorded in the revenue and cost of services columns resulting in an inflation of both. This contrast is most evident when comparing first quarter 2004 to first quarter 2003 (the last quarter on the old system).  We had an increase in customer count to 99 for March 31, 2004 as compared to 79 for March 31,2003

Cost of services, which includes the cost of Primary LLC’s medical benefit plans, workers’ compensation insurance, 410K administration cost, state unemployment taxes and other costs were $373,022, or 68.04% of revenues for 2004, compared to $734,829, or 83.01% for 2003, representing a decrease of $361,807, or 49.24%.  As stated above we believe the revenue and cost of services sections for 2003 were inflated as a consequence of the method of reporting both items under an accounting software program that was not optimized for our industry.  Basically both the revenue and cost of services had what amounts to double entries.  In April 2003 we began using our current system which was created specifically for the PEO and Staffing industries.

Gross profit was $175,246 or 31.96% for 2004, compared to $150,389, or 16.99% for 2003, representing an increase of $24,857, or 16.53%. Gross profit margin increased primarily due to workers’ compensation cost decreases from lower risk business and an increased fee as a result of our emphasis on HR services.

Operating expenses were $310,443 or 56.62% for 2004, compared to $351,502, or 39.71% for 2003, representing a decrease of $41,059, or 11.68%. The decrease in operating expenses was due largely to the decreases in consulting services.

Salaries, wages and commissions were $126,556 or 23.08% for 2004, compared to $65,703 or 7.42% for 2002, representing an increase of $60,853.  Consolidated payroll costs increased as Primary LLC expanded staff to facilitate best services to our customers, increased its sales staff and due to the acquisition of Concord and its staff.  In all the total staff represented grew from five in the first quarter 2003 to eleven at the end of first quarter 2004.

Other general and administrative expenses were $183,887or 33.53% for 2004, compared to $100,799 or 11.79% in 2003, representing an increase of $83,088. The increase in general and administrative expenses was due to the implementation of initiatives in areas related to services and programs.  This increase also represents expenses related to the operations of Concord Staffing Services acquired in second quarter 2003. Additional increases are attributed to the implementation of a sells training and tracking program which by design will allow us to acquire larger clients, increase the fee for our services and close deals quicker. While not fully realized in the first quarter revenue numbers the program has resulted in the addition of a number of accounts that have more employees per location and increases in our average fee.

Net loss decreased to $133,267 or ($.0016) per share for 2004, compared to a net loss of $198,443 or ($.0023) per share for 2003, representing a decrease in losses of $65,176.  As we begin to realize the benefits of our sales training program and follow through with our expansion plans an increased volume of our operating companies is expected.

Liquidity and Capital Resources

Primary had $ 35,489 in cash and cash equivalents and restricted certificates of deposit at March 31, 2004. Primary is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, Primary had deposited $96,097, as collateral with the Company’s workers’ compensation plans upon renewal of its plan for 2003/2004. Primary’s workers’ compensation programs for the 2001 through November 2003 program years are subject to no further collateral adjustments.

The Company had no long-term debt as of March 31, 2004 other than to its major shareholder, who is a major officer.

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

Primary LLC’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and health benefit plan premiums..

Going Concern Issues

We expect to spend significant amounts to expand domestic sales and operations through mergers and acquisitions. As a result, we will need to generate significant additional revenue to achieve profitability based on such planned expenditures and expansion. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may decline.

If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

Obtaining future financing may be costly and will likely be dilutive to existing stockholders. If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets. Management continually is seeking additional sources of capitol to maintain the ongoing operations of the company.

MATERIAL COMMITTEMENTS FOR CAPITAL EXPENDITURES

Neither the Board nor Management has made any commitments for capital expenditures.

Inflation

Primary believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

Off-balance Sheet Arrangements

Primary does not currently have any off-balance sheet arrangements

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this filing, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of the filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements. These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed below:

•              potential liability as a co-employer as a result of acts or omissions by the Company’s clients or client employees;

•              exposure to client credit risk as a result of the Company’s obligation to make certain payments in respect of client employees;

•              unfavorable determinations under certain laws and regulations regarding the Company’s status as an “employer” of client employees;

•              inadequacy of the Company’s insurance-related loss reserves to cover its ultimate liability for losses;

•              unavailability of insurance coverage for workers’ compensation, medical benefits and general liability on financial terms and premium rates acceptable to the Company;

•              significant collateral requirements in respect of the Company’s obligations to its insurance carriers and the potential for those requirements to increase in the future;

•              the Company’s failure to comply with applicable laws and regulations in a complex regulatory environment;

•              inexperience of a large portion of the Company’s sales staff;

•              the Company’s failure to properly manage its growth and to successfully integrate acquired companies, including risks of client attrition and the risks associated with assumed employee benefit plans;

•              risks associated with geographic market concentration;

•              risks associated with expansion into additional states with varying state regulatory requirements;

•              the impact of competition from existing and new businesses offering human resource outsourcing services;

•              the ability of the Company’s clients to terminate their relationship with the Company upon 30 days notice;

•              errors or omissions by the Company in performing its services;

•                                          the Company’s dependency on key personnel and potential difficulties and expenses in the recruitment and retention of key employees;

•                                          the Company’s inability to attract and retain qualified human resource consultants;

•                                          risks associated with the Company’s dependency on technology services and third party licenses of technology;

•                                          the Company’s inability to use the Internet as a means of delivering human resource services;

•              fluctuations in interest rates and the associated effect on the Company’s investments;

•              the Company’s failure to adequately protect its proprietary rights;

•              the Company’s reliance on one financial institution to transfer its payroll funds; and

•              other factors which are described in further detail in the Company’s Form 10-K, and in our other filings with the Securities and Exchange Commission (the “SEC”).

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required under applicable securities laws.

Primary cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of Primary. Any forward-looking statement speaks only as of the date on which such statement is made, and Primary undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

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

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, we are engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers’ compensation and other matters.  Generally, we are entitled to indemnification or repayment from our PEO clients for claims brought by worksite employees related to their employment.  However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, we may be subject to liability. No allowance for this contingency is recognized on the financial statements of the company.

We are engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on our financial conditions or results of operations.

Item 2.    Changes in Securities and Use or Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

31*	Certification pursuant to Rule 13a-14(a)/15d-14(a)

32*	Certification pursuant to 18 U.S.C. Section 1350

Reports on form 8-K

(b) Reports on Form 8-K. The Company did not file a report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the under singed, there unto dully authorized, this 12th day of May 2004.

Primary Business Systems Inc.

S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	May 12, 2004

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)