Form 10QSB
period 2004-06-30
PRIMARY BUSINESS SYSTEMS INC
filed 2004-08-16
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                          to                          .

Commission file number: 000-25523

PRIMARY BUSINESS SYSTEM INC.

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

Yes  ☒      No  ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of June 30, 2004 and August 9, 2004 was 86,278,297

Transitional Small Business Disclosure Format         Yes  ☐      No  ☒

Table of Contents

Part I

ITEM 1.                 FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9 and are incorporated herein by this reference.

 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis with significant intercompany transactions and balances eliminated.

Primary Business System, Inc.

Financial Statements

June 30, 2004

Primary Business Systems Inc.

& Subsidiaries

Index

Unaudited Consolidated Condensed Interim Financial Statements

For the Period Ended

June 30, 2004

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2003 (Audited) and June 30, 2004 (Unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current assets
Cash	$19,845	$34,798
Notes receivable	46,007	61,549
Client accounts receivable	70,589	70,095
Prepaid Expenses	73,186	30,790
Workers Compensation Prepaid Premiums	96,097	96,097

Total Current Assets	305,724	293,329

Property & Equipment
Furniture & Fixtures	52,244	52,244
Computer equipment	84,300	84,3000
Payroll software	43,724	43,724

Less: accumulated depreciation	180,269	180,269
	(119,153)	(133,784)
Total Property & Equipment	61,116	46,520

Other assets
Security Deposits	1,054	1,055
Customer list, net of amortization	11,400	10,200
Prepaid marketing	0	0
Goodwill	557,240	557,240
Total Other Assets	569,694	569,094
Total Assets	$936,534	$908,344

The accompanying notes are an integral part of these financial statements.

	December 31, 2003	June 30, 2004
LIABILITIES
Current liabilities
Accounts payable	$214,656	$122,402
Checks drawn on uncollected payrolls	69,160	60,037
Deferred revenue on payrolls	0	45,934
Client Payroll Tax payable	20,024	192,626
Workers Comp payable	45,139	54,647
Client payroll amount withheld	16,477	1,205
Notes Payable	20,973	63,362
Line of credit from banks	44,988	52,436
Total Current Liabilities	431,416	592,649

Other liabilities
Due to shareholder/officer	628,023	627,859
Total Liabilities	1,059,448	1,220,508
Stockholders’ Equity
Common stock, - $.001 par value authorized - 750,000,000 shares Issued and outstanding 85,657,747	85,750	85,750
Additional paid-in capital	976,870	976,870
accumulated (deficit)	(1,185,534)	(1,347,782)
Total Stockholders’ Equity	(122,914)	(312,164)
Total liabilities and Stockholder’s Equity	$936,534	$908,343

The accompanying notes are an integral part of theses financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Unaudited Consolidated Condensed Interim Statement of Operations

For the Three Months and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues	$786,631	$704,233	$1,332,829	$1,338,665
Cost of revenues	482,265	475,329	855,278	975,963
Gross Profit	300,366	228,904	477,542	362,702
Operating Expenses
General and Administrative	202,386	147,370	386,273	245,932
Wages, commissions & salaries	153,962	140,499	280,519	200,481
Consulting services for acquisition	0	(110,000)		75,000
Total Operating Expenses	356,348	177,869	666,792	521,413
(Loss) from Operations	(55,982)	51,035	(189,250)	(158,711)
Other Income	0	498	0	2,934
(Loss Before Prevision For Income Tax)	(55,982)	51,533	(189,250)	(155,777)
Provision for Income Taxes	—	—
Net (Loss)	$(55,982)	$51,533	(189,250)	(155,777)

Basic & Distributed Net (Loss) Per Share	0.00	0.00	0.00	0.00
Basic and Distributed Weighted Average Shares Outstanding	86,278,297	62,196,587	86,278,297	62,169,587

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

& SUBSIDUARIES

Unaudited Consolidated Condensed Interim

Statements of Cash Flow

For the Six Months Ended June 30, 2004 and 2003

	For the Six Months Ending June 30
	2004	2003
Net Income	$(189,250)	$(155,776)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	15,795	16,908
(Increase) decrease in accounts receivable	494	(45,348)
(Increase) decrease in prepaid expense	42,396	(53,348)
(Increase) decrease in other current assets	(15,542)	(31,382)
Increase (decrease) in accounts payable	(92,255)	50,259
Increase (decrease) in client payroll tax liability	172,602	30,893
Deferred revenue on payrolls	40,174	9,641
Increase (decrease) in other assets	(1,955)
Adjustments to consulting expense on return of stock	75,000
Checks Drawn on uncollected payrolls	(9,123)	34,336
Total Adjustments	154,541	85,004
Net cash provided by (used in) operating activities	(34,709)	(70,772)
Cash flows from investing activities
Payments for the purchase of property	0	0
Net cash provided by (used in) investing activities	0	0
Cash flows from financing activities
Net borrowing under line of credit	7,448	(3,886)
Net borrowing on notes payable	0	61,473
Principal payments on short-term debt	(20,973)	(2,310)
Due to shareholders/officers	(174)	(2,995)
Net cash provided by (used in) financing activities	49,662	52,282
Net increase (decrease) in cash and cash equivalents	14,953	(18,490)
Cash and cash equivalents at beginning of year	19,845	30,868
Cash and Cash equivalents at end of quarter	$34,798	$12,378

The accompanying notes are an integral part of these financial statements

	For the Six Months Ending June 30
	2004	2003
Supplemental information
Cash Payments for Income Taxes	$—
Non Cash Items
Stock for goodwill	$0	$7,240
Stock for Consulting Services		235,000
Stock returned for non performance of services regarding prepaid marketing		(270,000)
Stock returned for nonperformance of consulting services	$0	$(160,000)

The Accompanying notes are an integral part of these financial statements

Notes to Unaudited Consolidated Condensed Interim Financial Statements

June 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at June 30, 2004 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the current quarter and year to date ended June 30, 2004, are not necessarily indicative of the results which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC, Primary HR Services LLC and AHJR Inc., dba/Concord Staffing Services in these financial statements.  All significant intercompany transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2003 and 2002 remain unchanged.

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended June 30, 2004.

During 2003 the Company issued a total of 1,126,355 restricted shares for prepaid consulting services valued at $108,872 to be rendered over a twelve month period.  The consulting expense amortized and reported in the current quarter is $27,218 leaving a current asset of prepaid expense at $18,751 as of June 30, 2004.  The Company was required to prepay payroll costs on direct deposit clients during the quarter ended June 30, 2004 of $12,039.  The total prepaid expenses for the quarter ended June 30, 2004 is $30,790.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Receivable reported as a current asset of $61,549 is due from Consumers Insurance Agency, LLC.  The primary member of the LLC is Patrick Matthews who is the majority shareholder in the Company.  The notes receivable are made up of revolving cash advances to the LLC and expenses paid on behalf of the LLC by the Company.

These revolving notes receivable were part of the 2002 acquisition of the present operations of the Company and were outstanding prior to the date of acquisition.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

The following discussion contains forward-looking statements. The Company’s actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements”. The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this filing and in conjunction with our Form 10-K including risk factors stated therein. Historical results are not necessarily indicative of trends in operating results for any future period.

Critical Accounting Policies and Estimates

Primary believes its significant critical accounting policies have not changed since fiscal year end December 31, 2003. See Note 2 of Primary’s annual report on Form 10-K as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition.   The gross billings that Primary LLC, Primary HR and Concord Staffing (the Subsidiaries) charges its clients under its Customer Services Agreement include each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The service fees, which are computed as a percentage of gross wages, is intended to yield a profit to Subsidiaries and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Subsidiaries to the client, including payroll administration, record keeping, and safety, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Subsidiaries are invoiced along with each periodic payroll delivered to the client.

Primary reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. Primary reports revenues on a gross basis for these fees because Primary Business Systems LLC and Primary HR Services LLC is the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. Primary reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. Primary accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, Primary recognizes its revenues in the period in which the worksite employee performs work. Primary accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related PEO service fees are billed.

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

Primary LLC is a regional Professional Employer Organization (PEO) committed providing human capital management solutions.  We offer our clients, which are typically small to medium-sized business with between five and fifty employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  Primary LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk- management, unemployment administration, and health, welfare and retirement benefits.

During the second quarter Primary Business Systems Inc. established a new operating subsidiary in Mississippi, Primary HR Services LLC a regional Human Resources Outsourcing (HRO) organization providing professional employer services and human resource outsourcing services.  As of the date of this 10QSB Primary HR Services has not generated any revenue, although we have made proposals to three prospective client companies. At Primary Hr Services we offer our clients, which are typically small to medium-sized business with between twenty and one hundred employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  Primary LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits

Concord Staffing Service is a regional temporary staffing services company helping business meet their staffing needs while minimizing there employee acquirement cost.  We offer qualified screened employees to our clients that meet their employment needs on temporary biases. Concord provides all payroll administration, unemployment administration and assignment administration of the temporary staff.

Revenues.      Revenues consist of service fees charged by Primary LLC, Primary HR Services LLC and Concord to cover the costs of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided to their clients. The service fee charged is invoiced along with each periodic payroll delivered to the client. The client’s portion of health plan costs is charged separately and is not included in the service fee. Service revenues are recognized in the period in which the worksite employee works. Under this accrual method of accounting, service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages. Subsequent to the end of each period, such wages are paid and the related service fees are billed.

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

Primary HR obtained worker’s compensation from the AMFED Companies LLC effective July, 2004 through July 2005; the program is a guaranteed cost program where the company has no liability beyond the premiums of the policy.

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

The following table presents Primary’s results of operations for the three months and six months ended June 30, 2004 and 2003, expressed as a percentage of revenues:

	Three months		Six Months
	2004	2003	2004	2003
Revenues	100.0	100.0%	100	100%
Cost of Services	61.62	67.50	64.17	72.91
Gross Profit	38.38	32.50	35.83	27.09
Operating Expenses:
General and administrative	28.14	20.93	29.01	18.37
Salaries, wages and commissions	21.41	19.95	22.10	14.98
Consulting Services		(15.62)		5.6
Total operating costs	45.53	25.26	50.03	38.95
Operating (loss) income	(7.15)	7.25	(14.20)	11.86
Other income	0.0	0.0		.22
Interest expense		0.0		0.0
Other non-operating expense		0.0		0.0
(Loss) income before income taxes	(7.15)	7.32	(14.20)	11.64
Income tax (benefit) provision		0		0
Net income (loss)	(7.15)	7.32	(14.20)	11.64

Quarter ending June 30 ,2004 compared to June 30, 2003

For the three months ended June 30, 2004, revenues increased $82,398, or 11.17% from 2003, totaling $782,631in 2004 compared to $704,233, for 2003. For the six months ended June 30, 2004, revenues decreased $5,836, or 0.83% from 2004 to 2003.  The three month increase reflects our focus on sales and the addition of a number of new clients.  Also contributing to the increase is an upturn in temporary staffing employees assigned.  The six month revenue change is reflective of the gains made during the second quarter our focus on new business and increased fees making up for the decrease of fees reported in the first quarter.

Cost of services, which includes the cost of Primary LLC’s medical benefit plans, workers’ compensation insurance, 410K administration cost, state unemployment taxes and other costs for the three months ended June 30, increased $6,936 or 1.46% from 2003, totaling $482,265, or 61,62% of revenues for 2004, compared to $475,329, or 67.50% for 2003.  The six month cost of services ended June 30, decreased $120,676 or 12.36% from 2003, totaling $855,287 or 64.17% for 2004, compared to $975,963 or 72.91% for 2003. The three month increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the three months ended June 30, increased $71,462 or 31.22% from 2003, totaling $300,366 or 30.11% for 2004, compared to $228,904, or 32.50% for 2003. Gross profit for the six months ended June 30, increased $114,840 or 31.66% from 2003, totaling $477,542 or 35.82% for 2004, compared to $362,702, or 27.09% for 2003.  Gross profit margin increased primarily due to workers’ compensation cost decreases from lower risk business and an increased fee as a result of our emphasis on HR services.

Operating expenses for the three months ended June 30, were $356,348 for 2004, compared to $177,869 which included a credit of $110,000 for consulting services that were not received for 2003, representing an increase of $178,479.  Operating expenses for the six months period ended June 30 were $666,792 for 2004 compared to $521,413 for 2003, an increase of $145,379.  Operation expense increases are attributed mostly to the additional expense of operating as a reporting company and the ongoing expenses associated with our legal matters as discussed in the 10KSB and Item III part 1 of this 10QSB.

Salaries, wages and commissions for the three months ended June 30, were $153,962 for 2004, compared to $140,499 for 2003, representing an increase of $13,463. For the six month ended June 30, it was $280,519 for 2004 compared to $200,481 for 2003, an increase of $80,038.  Consolidated payroll costs increased as Primary LLC expanded staff to facilitate best services to our customers, increased its sales staff and due to the acquisition of Concord and its staff and the addition of staff for Primary HR Services LLC our Mississippi subsidiary, the company now employees fourteen.

Other general and administrative expenses for the three months ended June 30, were $202,386 for 2004, compared to $147,370 in 2003, representing an increase of $55,016. The six month general and administrative expenses ended June 30 were $386,273 for 2004 compared to $245,932 for 2003, an increase of $140,341.  The increase in general and administrative expenses was due to the implementation of initiatives in areas related to services and programs.  Additional increases are attributed to the implementation of a sells training and tracking program which by design will allow us to acquire larger clients, increase the fee for our services and close deals quicker. Operation expense increases are largely attributed to the additional expense of operating as a reporting company and the ongoing expenses associated with our legal matters as discussed in our previously filed Form10KSB and Item III part 1 of this 10QSB.

Net loss for the three months ended June 30 increased to $55,982 or approximately ($.00) per share for 2004, compared to an income of $51,533 or $0.00 per share for 2003, representing a decrease in income of $107,515.  Net loss for the six months ended June 30 increased to $189,250or approximately ($0.0022) per share for 2004 compared to $155,711 or ($0.003) per share for 2003.

Liquidity and Capital Resources

Primary had $34,798 in cash and cash equivalents and restricted certificates of deposit at June 30, 2004. Primary is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, Primary had deposited $96,097, as collateral with the Company’s workers’ compensation plans upon renewal of its plan for 2003/2004. Primary’s workers’ compensation programs for the 2001 through November 2003 program years are subject to no further collateral adjustments.

The Company had no long-term debt as of June 30, 2004 other than to its major shareholder, who is an officer. The principal amount of this outstanding debt at June 30, 2004 is $628,023.

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

If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt. We have limited revenue and limited cash assets, and will require additional equity or capital investments.

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

Off-balance Sheet Arrangements

Primary does not currently have any off-balance sheet arrangements

ITEM 3 CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14 (c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on their evaluation, our chief executive officer and chief financial officer (who serves as our principal accounting officer) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

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

•                      our need for capital

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On or about June 12, 2003, the Company was served with a suit commenced in the circuit court of Cook County, Illinois by Suburban Capital Corporation (“Suburban”) as plaintiff.  An attorney who worked with the Company, Ed Wells, is also named as a defendant in the suit.  The Company removed the lawsuit to the United States District Court for the Northern District of Illinois, Eastern Division on or about June 20, 2003.  In summary, the suit seeks damages for the Company’s alleged failure to make full payment to Suburban for consulting work allegedly performed by Suburban for the benefit of the Company and for alleged breach of an Advisory Agreement and a Stock Purchase Agreement pursuant to which Pine Services, Inc., a company related to Suburban, sold a controlling interest in the publicly-held Sharecom, Inc. to Rick Matthews.  The Company contends that Suburban breached the Advisory Agreement by not providing the services required by the Agreement.  The Company also alleges that Suburban made material misrepresentations to the Company.  The Company intends to vigorously defend itself against this lawsuit and to oppose any effort to reinstate it .

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

Item 2.    Changes in Securities and Purchases of Securities

We have not undertaken any stock purchases of our securities in the last fiscal quarter or the current fiscal quarter as of the date of this Report. Additionally, we have not issued any securities in the most recent fiscal quarter or in the current fiscal quarter.

We have changed our transfer agent for our Common Stock.  Our new registrar and transfer agent is Registrar and Transfer Corp.  10 Commerce Drive, Cranford, New Jersey 07016.  The telephone number of Registrar and Transfer is 800-866-1340

Item 3.    Defaults Upon Senior Securities

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the most recent fiscal quarter.

Our Board has scheduled our annual meeting of shareholders for September 21, 2004 to be held in Austin, Texas for shareholders of record as of August 9, 2004.  We expect to mail proxy statements and related material to our shareholders on or about August 19, 2004.  As of the date of this filing the only matters to be considered by the shareholders will be the election of directors and approval of an employee stock option plan.

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

31*                          Certification pursuant to Rule 13a-14(a)/15d-14(a)

32*                          Certification pursuant to 18 U.S.C. Section 1350

Reports on form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the under singed, there unto dully authorized, this 13th day of August 2004.

Primary Business Systems Inc.

/S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	August 13, 2004
And Principal Accounting Officer