Form 10QSB
period 2004-09-30
PRIMARY BUSINESS SYSTEMS INC
filed 2004-11-19
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004.

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

Yes ☒                                                No ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of September 30, 2004 and November 15, 2004 was 86,278,297

Transitional Small Business Disclosure Format                                   Yes ☐                     No ☒

Table of Contents

Part I

Item 1.	FINANCIAL STATEMENTS

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS

Item 3.	Controls and Procedures

Part II

Item 1	LEGAL PRECEEDINGS
Item 2. Changes in Securities and Purchases of Securities
Item 3. Defaults Upon Senior Securities
Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.	OTHER INFORMATION
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2004 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2003 and December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004. The financial statements are presented on the accrual basis with significant intercompany transactions and balances eliminated.

Primary Business System, Inc.

Financial Statements

September 30, 2004

Primary Business Systems Inc.

& Subsidiaries

Index

Unaudited Consolidated Condensed Interim Financial Statements

For the Period Ended

September 30, 2004

Balance Sheet

Statement of Operations-Three Months and Nine Months

Statement of Stockholders’ Equity (Deficit)

Statement of Cash Flows- Nine Months

Notes to the Unaudited Financial Statements

PRIMARY BUSINESS SYSTEMS, INC.

& SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2003 (Audited) and September 30, 2004 (Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current assets
Cash	$19,845	$119,886
Notes receivable	46,007	67,769
Client accounts receivable	70,589	62,843
Prepaid Expenses	73,186	4,508
Workers Compensation Prepaid Premiums	96,097	96,097

Total Current Assets	305,724	351,104

Property & Equipment
Furniture & Fixtures	52,244	52,244
Computer equipment	84,300	86,246
Payroll software	43,724	43,724

Less: accumulated depreciation	180,269	184,215

	(119,153)	(139,638)
Total Property & Equipment	61,116	44,577

Other assets
Security Deposits	1,054	1,055
Customer list, net of amortization	11,400	9,000
Prepaid marketing	0	0
Goodwill	557,240	557,240
Total Other Assets	569,694	567,295
Total Assets	$936,534	$908,976

The accompanying notes are an integral part of these financial statements.

F3

	December 31, 2003	September 30, 2004
LIABILITIES

Current liabilities
Accounts payable	$214,656	$109,393
Checks drawn on uncollected payrolls	69,160	109,703
Deferred revenue on payrolls	0	51,152
Client Payroll Tax payable	20,024	216,753
Workers Comp payable	45,139	44,731
Client payroll amount withheld	16,477	2,740
Notes Payable	20,973	0
Line of credit from banks	44,988	46,082
Total Current Liabilities	431,416	578,554

Other liabilities
Due to shareholder/officer	628,023	627,859
Total Liabilities	1,059,448	1,206,412
Stockholders’ Equity
Common stock, - $.001 par value authorized - 750,000,000 shares
Issued and outstanding 86,278,297	86,278	85,278
Additional paid-in capital	976,342	976,342
accumulated (deficit)	(1,185,534)	(1,306,056)
Total Stockholders’ Equity	(122,914)	(243,436)
Total liabilities and Stockholder’s Equity	$936,534	$962,976

The accompanying notes are an integral part of theses financial statements.

F4

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Unaudited Consolidated Condensed Interim Statement of Operations

For the Three Months and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues	$95-,246	$748,326	$2,283,076	$2,087,490
Cost of revenues	580,911	510,436	1,436,098	1,486,399
Gross Profit	369,436	237,890	846,078	601,091
Operating Expenses
General and Administrative	136,239	142,873	522,512	388,443
Wages, commissions & salaries	164,469	115,090	444,988	315,934
Consulting services for acquisition	0	0	0	75,000
Total Operating Expenses	300,709	257,063	967,500	779,377
Income (Loss) from Operations	68,727	(20,073)	(120,522)	(178,286)
Other Income	0	184	0	2,621
Income (Loss) Before Prevision For Income Tax	68,727	(19,889)	(120,522)	(175,665)
Provision for Income Taxes	—	—
Net Income (Loss)	$68,727	$(19,889)	(120,522)	(175,665)

Basic & Distributed Net (Loss) Per Share	0.00	0.00	0.00	0.00
Basic and Distributed Weighted Average Shares Outstanding	86,278,297	84,831,787	86,278,297	69,424,006

The Accompanying notes are an integral part of these financial statements.

F5

PRIMARY BUSINESS SYSTEMS, INC.

& SUBSIDUARIES

Unaudited Consolidated Condensed Interim

Statements of Cash Flow

For the Nine Months Ended September 30, 2004 and 2003

	For the Nine Months Ending September 30
	2004	2003
Net Income	$(120,522)	$(175,665)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:

Depreciation and amortization	22,885	25,362
(Increase) decrease in accounts receivable	7,746	2,097
(Increase) decrease in prepaid expense	68,677	(133,744)
(Increase) decrease in other current assets	(21,762)	67,457
Increase (decrease) in accounts payable	(105,263)	33,276
Increase (decrease) in client payroll tax liability	196,730	46,450
Increase (decrease) in other current liabilities	35,004	53,733
Increase (decrease) in other assets	0	(1,054)
Adjustments to consulting expense on return of stock	0	75,000
Checks Drawn on uncollected payrolls	40,544	17,010
Total Adjustments	244,561	185,587
Net cash provided by (used in) operating activities	124,039	9,922
Cash flows from investing activities

Payments for the purchase of property	(3,947)	(40,297)
Net cash provided by (used in) investing activities	(3,947)	(40,297)
Cash flows from financing activities
Net borrowing under line of credit	1,095	(6,886)
Net borrowing on notes payable	(20,973)	26,973
Principal payments on short-term debt	(41,893)
Due to shareholders/officers	(173)	34,677
Net cash provided by (used in) financing activities	(20,051)	12,871
Net increase (decrease) in cash and cash equivalents	100,041	(17,504)

Cash and cash equivalents at beginning of year	19,845	30,868

Cash and Cash equivalents at end of quarter	$119,886	$13,364

The accompanying notes are an integral part of these financial statements

F6

	2004	2003
Supplemental information
Cash Payments for Income Taxes	$—
Non Cash Items
Stock for goodwill	$0	$7,240
Stock for Consulting Services		235,000
Stock returned for non performance of services regarding prepaid marketing		(270,000)
Stock returned for nonperformance of consulting services	$0	$(160,000)

The Accompanying notes are an integral part of these financial statements

F7

Primary Business Systems, Inc and Subsidiaries

Notes to Unaudited Consolidated Condensed Interim Financial Statements

September 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at September 30, 2004 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the current quarter and year to date ended September 30, 2004, are not necessarily indicative of the results, which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended September 30, 2004.

During 2003 the Company issued a total of 1,126,355 restricted shares for prepaid consulting services valued at $108,872 to be rendered over a twelve-month period.  The consulting expense amortized and reported in the current quarter is $18,751 leaving a current asset of prepaid expense at $0 as of September 30, 2004.  The total prepaid expenses for the quarter ended September 30, 2004 is $4,508.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Receivable reported as a current asset of $67,769 is due from Consumers Insurance Agency, LLC.  The primary member of the LLC is Patrick Matthews who is the majority shareholder in the Company.  The notes receivable are made up of revolving cash advances to the LLC and expenses paid on behalf of the LLC by PRIMARY BUSINESS SYSTEMS LLC WHICH IS A SUBSIDAIRY OF the Company.

These revolving notes receivable were part of the 2002 acquisition of the present operations of the Company and were outstanding prior to the date of acquisition.   At the time of acquisition these revolving notes receivable were for an amount greater than presently reported in the financial statements as of September 30, 2004.

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

Primary reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees. Primary reports revenues on a gross basis for these fees because Primary Business Systems LLC and Primary HR Services LLC are the primary obligor and deemed to be the principal in these transactions under EITF No. 99-19. Primary reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes. Primary accounts for its revenues using the accrual method of accounting. Under the accrual method of accounting, Primary recognizes its revenues in the period in which the worksite employee performs work. Primary accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period. In addition, the related costs of services are accrued as a liability for the same period. Subsequent to the end of each period, such costs are paid and the related PEO service fees are billed.

Overview

The business of Primary Business Systems Inc. is to operate in the Professional Employer Organization industry and the Temporary Staffing Services Industry and operates THROUGH ITS SUBSIDAIRIES, PRIMARY BUSINESS SYTEMS LLC, CONCORD STAFFING SERVICES AND PRIMARY HR SERVICES LLC and as economies of scale can be realized combine the individual entities in each sector.

Primary LLC and Primary HR Services LLC are regional Professional Employer Organizations (PEO) committed providing human capital management solutions.  We offer our clients, which are typically small to medium-sized business with between five and fifty employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  Primary LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk- management, unemployment administration, and health, welfare and retirement benefits.

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

The following table presents Primary’s results of operations for the three months and nine months ended September 30, 2004 and 2003, expressed as a percentage of revenues:

	Three months		Nine Months
	2004	2003	2004	2003
Revenues	100.0	100.0%	100	100%
Cost of Services	61.12	68.21	62.90	71.21
Gross Profit	38.38	31.79	37.10	28.79
Operating Expenses:
General and administrative	14.34	19.09	22.89	18.61
Salaries, wages and commissions	17.31	15.38	19.49	15.14
Consulting Services				3.59
Total operating costs	31.65	34.47	42.38	37.34
Operating (loss) income	7.23	(2.68)	(5.29)	(8.54)
Other income	0.0	0.0		.13
Interest expense		0.0		0.0
Other non-operating expense		0.0		0.0
Income (Loss) before income taxes	7.23	(2.66)	(5.29)	(8.41)
Income tax (benefit) provision		0		0
Net income (loss)	7.23	(2.66)	(5.29)	(8.41)

Quarter ending September 30, 2004 compared to September 30, 2003

For the three months ended September 30, 2004, revenues increased $201,920, or 26.98% from 2003, totaling $950,246 in 2004 compared to $748,326, for 2003. For the nine months ended September 30, 2004, revenues increased $195,586, or 9.37% from 2004 to 2003.  The three month increase reflects our focus on sales and the addition of a number of new clients.  Also contributing to the increase is an upturn in temporary staffing employees assigned.  The nine month revenue change is reflective of the gains made during the third quarter our focus on new business and increased fees making up for the decrease of fees reported in the first quarter.

Cost of services, which includes the cost of Primary LLC’s medical benefit plans, workers’ compensation insurance, 410K administration cost, state unemployment taxes and other costs for the three months ended September 30, increased $70,375 or 13.78% from 2003, totaling $580,811, or 61.12% of revenues for 2004, compared to $510,436, or 68.21% for 2003.  The nine month cost of services ended September 30, decreased $50,301 or 3.38% from 2003, totaling $1,436,098 or 62.90% for 2004, compared to $1,486,399 or 71.21% for 2003. The three month increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the three months ended September 30, increased $131,546 or 52.30% from 2003, totaling $369,436 or 38.38% for 2004, compared to $237,890, or 31.79% for 2003. Gross profit for the nine months ended September 30, increased $245,887 or 40.91% from 2003, totaling $846,978 or 37.10% for 2004, compared to $601,091, or 28.97% for 2003.  Gross profit margin increased primarily due to workers’ compensation cost decreases from lower risk business and an increased client count and fee as a result of our emphasis on HR services.

Operating expenses for the three months ended September 30, were $300,709 for 2004, compared to $257,963, resenting an increase of $42,746.  Operating expenses for the nine months period ended September 30 were $967,500 for 2004 compared to $779,377 for 2003, an increase of $188,123.   Operation expense increases are attributed mostly to the additional expense of operating as a reporting company and the ongoing expenses associated with our legal matters as discussed in the 10KSB and Item III part 1 of this 10QSB.

Salaries, wages and commissions for the three months ended September 30, were $164,469 for 2004, compared to $115,090 for 2003, representing an increase of $49,379. For the nine month ended September 30, it was $444,988 for 2004 compared to $315,934 for 2003, an increase of $129,054.  Consolidated payroll costs increased as Primary LLC expanded staff to facilitate best services to our customers, increased its sales staff and due to the acquisition of Concord and its staff and the addition of staff for Primary HR Services LLC our Mississippi subsidiary, the company now employees fifteen.

Other general and administrative expenses for the three months ended September 30, were $136,239 for 2004, compared to $142,873 in 2003, representing a decrease of $6,634. The nine month general and administrative expenses ended September 30 were $522,512 for 2004 compared to $388,443 for 2003, an increase of $134,069.  Year to date increases in general and administrative expenses was due to the implementation of initiatives in areas related to services and programs.  Additional increases are attributed to the implementation of a sells training and tracking program which by design will allow us to acquire larger clients, increase the fee for our services and close deals quicker. Operation expense increases are largely attributed to the additional expense of operating as a reporting company and the ongoing expenses associated with our legal matters as discussed in our previously filed Form10KSB and Item III part 1 of this 10QSB.

Net profit for the three months ended September 30 increased to $68,727 or approximately ($.00) per share for 2004, compared to a net loss of $19,889 or $0.00 per share for 2003.  Net loss for the nine months ended September 30 was $120,522 or approximately ($0.0014) per share for 2004 compared to $175,665 or ($0.0025) per share for 2003.

Liquidity and Capital Resources

Primary had $ 119,886 in cash and cash equivalents and restricted certificates of deposit at September 30, 2004. Primary is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, Primary had deposited $96,097, as collateral with the Company’s workers’ compensation plans upon renewal of its plan for 2003/2004. Primary’s workers’ compensation programs for the 2001 through November 2003 program years are subject to no further collateral adjustments.

The Company had no long-term debt as of June 30, 2004 other than to its major shareholder, who is an officer. The principal amount of this outstanding debt at June 30, 2004 is $627,859.

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

Off-balance Sheet Arrangements

Primary does not currently have any off-balance sheet arrangements

ITEM 3 CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14 (c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”).  Based on their evaluation, our chief executive officer and chief financial officer (who serves as our principal accounting officer) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

On or about June 12, 2003, the Company was served with a suit commenced in the circuit court of Cook County, Illinois by Suburban Capital Corporation (“Suburban”) as plaintiff in a suit entitled Suburban Capitol Corporation v Primary Business Systems, LLC Primary Business Systems, Inc., f/k/a Sharecom, Inc and Ed Wells as Escrow Agent.  An attorney who worked with the Company, Ed Wells, is also named as a defendant in the suit.  The Company removed the lawsuit to the United States District Court for the Northern District of Illinois, Eastern Division on or about June 20, 2003.  In summary, the suit seeks damages for the Company’s alleged failure to make full payment to Suburban for consulting work allegedly performed by Suburban for the benefit of the Company and for alleged breach of an Advisory Agreement and a Stock Purchase Agreement pursuant to which Pine Services, Inc., a company related to Suburban, sold a controlling interest in the Company (then named Sharecom) to Primary Business Systems LLC, .  The Company contends that Suburban breached the Advisory Agreement by not providing the services required by the Agreement.  The Company also alleges that Suburban made material misrepresentations to the Company.  The Company is vigorously defending itself against this lawsuit and to oppose any effort to reinstate it.

On or about December 3, 2003, Primary Business Systems, L.L.C. (“PBS LLC”), a wholly owned subsidiary of the Company, was served with a suit commenced in the United States District Court for the Northern District of Illinois, Eastern Division by Pine Services, Inc. in a suit entitled Pine Service, Inc., a Costa Rican corporation v Primary Business Systems LLC, a Texas limited Partnership In summary, the suit claims that PBS LLC owes Pine Services, Inc. approximately $5550,000 for the sale of Pine’s majority interest in Sharecom, Inc. which was completed in September 2002. At the time the suit was commenced the amount claimed was not due under the terms of the note issued by PBS LLC to Pine for the amount claimed.  The Company is defending itself against this lawsuit and pursue any and all remedies it may have against Pine Services, Inc.

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

Finally, on February 12, 2004, the Company filed a lawsuit in the 37th District Court, Bexar County, Texas against Suburban Capital Corporation alleging, among other claims, common law fraud and violation of the Texas Deceptive Trades and Practices Act in connection with the Advisory Agreement. The Company i is vigorously prosecuting this lawsuit against Suburban Capital Corporation.

We have been discussing global settlements of these lawsuits discussed above because it is the Company’s position that the other parties to these lawsuits are inter-related. There can be no assurance that a settlement will be completed on terms favorable to us.

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

Our registrar and transfer agent is Registrar and Transfer Corp.  10 Commerce Drive, Cranford, New Jersey 07016.  The telephone number of Registrar and Transfer is 800-866-1340

Item 3.            Defaults Upon Senior Securities

None

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held our Annual Meeting of shareholders on September 21, 2004 and was held in San Antonio, Texas shareholders of record as of August 9, 2004.  Proxy statements and related material was mailed to our shareholders on or about August 19, 2004.  The only matters considered by the shareholders were the election of directors and approval of an employee stock option plan.  At the meeting, Patrick D Matthews, Connie Matthews and Amanda Sinclair, the only persons slated for nomination, were elected as directors.  In addition, the employee stock option plan was approved by the stock holders. Present in person or by proxy were in excess of 82, 563,626 shares

The voting was as follows:

	For	Against	Abstain

Patrick Matthews	82,653,371		10,255

Connie Matthews	82,643,373		20,253

Amanda Sinclair	82,653,371		30,255

Employee Option Plan	79,377,466	36,817	3,087

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

Primary Business Systems Inc.

S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	November 18 , 2004
And Principal Accounting Officer

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)