Form 10QSB/A
period 2004-06-30
PRIMARY BUSINESS SYSTEMS INC
filed 2004-12-16
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

Amendment 1

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                       to                       ..

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

This amendment is filed solely to correct a typographical error which appears in the

 Unaudited Consolidated Condensed Interim Statements Of Cash Flow

For The Six Months Ended June 30, 2004 and 2003, which incorrectly states net cash provided by (used in) financing activities as $49,662 and should read ($13,699).

Table of Contents

Part I

Item 1.	FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS

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

Primary Business Systems Inc.

 & Subsidiaries

Index

Unaudited Consolidated Condensed Interim Financial Statements

For the Period Ended

June 30, 2004

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2003 (Audited) and June 30, 2004 (Unaudited)

ASSETS	December 31, 2003	June 30, 2004
Current assets
Cash	$19,845	$34,798
Notes receivable	46,007	61,549
Client accounts receivable	70,589	70,095
Prepaid Expenses	73,186	30,790
Workers Compensation Prepaid Premiums	96,097	96,097

Total Current Assets	305,724	293,329

Property & Equipment
Furniture & Fixtures	52,244	52,244
Computer equipment	84,300	84,3000
Payroll software	43,724	43,724

Less: accumulated depreciation	180,269	180,269

	(119,153)	(133,784)
Total Property & Equipment	61,116	46,520

Other assets
Security Deposits	1,054	1,055
Customer list, net of amortization	11,400	10,200
Prepaid marketing	0	0
Goodwill	557,240	557,240
Total Other Assets	569,694	569,094
Total Assets	$936,534	$908,344

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

& SUBSIDIARIES

Consolidated Balance Sheet Continued

As of December 31, 2003 (audited) and June 30, 2004 (unaudited

LIABILITIES	December 31, 2003	June 30, 2004
Current liabilities
Accounts payable	$214,656	$122,402
Checks drawn on uncollected payrolls	69,160	60,037
Deferred revenue on payrolls	0	45,934
Client Payroll Tax payable	20,024	192,626
Workers Comp payable	45,139	54,647
Client payroll amount withheld	16,477	1,205
Notes Payable	20,973	63,362
Line of credit from banks	44,988	52,436
Total Current Liabilities	431,416	592,649

Other liabilities
Due to shareholder/officer	628,023	627,859
Total Liabilities	1,059,448	1,220,508
Stockholders’ Equity
Common stock, - $.001 par value authorized - 750,000,000 shares
Issued and outstanding 85,657,747	85,750	85,750
Additional paid-in capital	976,870	976,870
accumulated (deficit)	(1,185,534)	(1,347,782)
Total Stockholders’ Equity	(122,914)	(312,164)
Total liabilities and Stockholder’s Equity	$936,534	$908,343

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

PRIMARY BUSINESS SYSTEMS, INC.

& SUBSIDUARIES

Unaudited Consolidated Condensed Interim

Statements of Cash Flow

For the Six Months Ended June 30, 2004 and 2003

	For the Six Months Ending June 30
	2004	2003
Net Income	$(189,250)	$(155,776)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:

Depreciation and amortization	15,795	16,908
(Increase) decrease in accounts receivable	494	(45,348)
(Increase) decrease in prepaid expense	42,396	(53,348)
(Increase) decrease in other current assets	(15,542)	(31,382)
Increase (decrease) in accounts payable	(92,255)	50,259
Increase (decrease) in client payroll tax liability	172,602	30,893
Deferred revenue on payrolls	40,174	9,641
Increase (decrease) in other assets		(1,955)
Adjustments to consulting expense on return of stock		75,000
Checks Drawn on uncollected payrolls	(9,123)	34,336
Total Adjustments	154,541	85,004
Net cash provided by (used in) operating activities	(34,709)	(70,772)
Cash flows from investing activities

Payments for the purchase of property	0	0
Net cash provided by (used in) investing activities	0	0
Cash flows from financing activities
Net borrowing under line of credit	7,448	(3,886)
Net borrowing on notes payable	0	61,473
Principal payments on short-term debt	(20,973)	(2,310)
Due to shareholders/officers	(174)	(2,995)
Net cash provided by (used in) financing activities	(13,699)	52,282
Net increase (decrease) in cash and cash equivalents	14,953	(18,490)

Cash and cash equivalents at beginning of year	19,845	30,868

Cash and Cash equivalents at end of quarter	$34,798	$12,378

The accompanying notes are an integral part of these financial statements

	2004	2003
Supplemental information
Cash Payments for Income Taxes	$—

Non Cash Items
Stock for goodwill	$0	$7,240
Stock for Consulting Services		235,000
Stock returned for non performance of services regarding prepaid marketing		(270,000)
Stock returned for nonperformance of consulting services	$0	$(160,000)

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

Item 6.  EXHIBITS

The following documents are filed as exhibits.

31	Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer.

32	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the under signed, there unto dully authorized, this 15th day of December 2004.

Primary Business Systems Inc.

/S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	December 15, 2004
And Principal Accounting Officer

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)