Form 10KSB
period 2004-12-31
PRIMARY BUSINESS SYSTEMS INC
filed 2005-04-06
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED DECEMBER 31, 2004

000-25523

Commission File Number

PRIMARY BUSINESS SYSTEMS INC

(Name of Small Business Issuer in Its Charter)

NEVADA	86-0857752
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation)

433 Kitty Hawk Dr. Suite 226
Universal City, TX 78148	(210) 658-4675
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
Including Area Code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2004 were $3,339,019.

The number of shares of Common Stock of the issuer outstanding as of December 31, 2004 was 86,278,297.

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the average of the bid and asked prices $.01 on March 28, 2005,  was $71,820.00 based upon 7,182,043 shares held by non affiliates.

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

Item 1. Description of Business

Primary Business Systems Inc. (“Primary”) is a holding company with wholly owned subsidiaries operating in the Professional Employer Organization industry and the Temporary Staffing Services Industry and operates through it’s subsidiaries, Primary Business Systems LLC, Concord Staffing Services and Primary HR Services and as economies of scale can be realized combine the individual entities in each sector.

Primary Business LLC (Primary LLC) and Primary HR Services LLC (Primary HR) are regional Professional Employer Organizations (PEO) committed providing human capital management solutions.  We offer our clients, which are typically small to medium-sized business with between five and fifty employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  Primary LLC and Primary HR’s products and services include benefits administration, payroll administration, governmental compliance, risk- management, unemployment administration, and health, welfare and retirement benefits.

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

In June 2004 Primary Business Systems Inc established Primary HR Services LLC a Deleware Limited Liability Company operating in Mississippi, thereby making Primary HR Services LLC a wholy owned subsidIary of Primary.

Events

We recently enterd into a settlement agreement with serveral parties which will, if consumated, have the effect of unwinding the transactions with Pine Services Inc, and result in the Company ceasing to be engaged in the PEO and Staffing Businesses.

The Settlement Agreement will, if consummated, result in a change of control of Primary Business Systems Inc and a distribution of the significant business assets of the Company to Patrick Matthews and his family (the “Mathews Family”).  In effect, the terms and conditions of the Settlement Agreement will “unwind” the transactions entered into by Priamry Business Systems Inc and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in November 2002.  Prior to these transaction, as described above Priamry Business Systems Inc had no significant operations.

In November 2002, as reported by Primary Business Systems Inc, the Company, Pine Services and the Matthews Family consummated a series of transactions (i) which resulted in the Matthews Family selling their family owned business, Primary Business LCC (“Primary LLC”) to the Company in a stock exchange; (ii) resulted in the Company changing its name from Sharecom, Inc. to its current name; and (iii) whereby Primary LLC acquired from Pine Services a majority (approximately 59.7%) of then outstanding common stock of the Company in exchange for a note from the Primary LLC in the principal amount of $550,000.    Further, members of the Matthews Family then became the officers and directors of Primary Business Systems Inc.

As previously reported by Primary Business Systems Inc, on or about December 23, 2003, Primary LLC filed a lawsuit in 285th District Court, Bexar County, Texas against Pine Services, Inc. and Frank Custable, Jr. alleging, among other claims, common law fraud, violation of the Texas Securities Act, violation of the Texas Deceptive Trades and Practices Act and fraudulent inducement in connection with an Advisory Agreement between the company and the named persons. The defendants were served with this lawsuit but failed to appear in the case or file an answer. On February 6, 2004, upon motion of Primary Business Systems Inc, the Court entered a default judgment against the defendants in the amount of approximately $4,700,000.00 in actual and punitive damages.  On April 20, 2004, the Court upheld the entry of the default judgement.

In addition, Suburban Capital, a company controlled by Custable had brought suit against the Company claiming a breach of an advisory Agreement entered into between Suburban Capital and Primary Business Systems Inc.

Further, Pine had brought suit against Primary LLC alleging a breach of the purchase agreement and the $550,000 note

Under the terms of Settlement Agreement, the following transactions will occur:

1.             The Matthews Family will surrender all of their shares of Primary Business Systems Inc to Primary Business Systems Inc or Pine Services Inc, with Pine Services Inc receiving shares equal to 59% of the outstanding shares of Primary Business Systems Inc and the outstanding note will be forgiven;

2.             The Matthews Family will receive all of the capital stock of the three subsidiaries of Primary Business Systems Inc, namely, Primary LLC., Primary HR Services LLC and AHJR, Inc. and Primary Business Systems Inc. will no longer have any interest in such companies.

3.             The Matthews Family will receive an aggregate of $250,000 from Custable and Pine, payable in installments, of which $50,000 has been paid to date; and

4.             All members of the Mathews Family will resign as officers and directors of Primary Business Systems Inc and new officers and directors will be appointed by Pine Services Inc as the majority shareholder

5.             The Matthews Family will forgive all debt, in the amount of approximately $593,000 owed to it by Primary Business Systems Inc.

The Settlement Agreement is subject to numerous closing conditions including, the filing, if required under SEC rules,  of a Preliminary Information Statement and Definitive Information Statement with the SEC in accordance with SEC rules and regulations, distribution of the Definitive Information Statement to the Company’s shareholders, approval of the Board of Directors and majority shareholders of Primary Business Systems Inc and exchange of mutual releases by the parties.  There can be no assurance that the transaction will be completed as described or at all.

The Matthews Family has agreed to vote its shares in favor of the Settlement Agreement and expects to deliver its written consent to the Company within the next few days.  The Company expects to file a Preliminary Information Statement with the SEC within  15 days, approximately.

Our Business Lines.

The discussion below describe the busineses of  Primary Business Systems Inc (Primary) and its subsidairies useing the fiscal year ended December 31, 2004. As a result of the Settlement Agrement described above, Primary will be removing itself from  these busiensses, assuming the Settlement Agreement and the trasnactions described therein  are completed

The subsiduaries of Primary operate in the PEO industry and the temporary staffing services industry.   All revenues derived to date have been through the operating subsiduaries.

Our existing PEO (also know as Professional Employer Organization) subsidiaries, Primary Business Systems LLC and Primary HR Services LLC are regional Human Resources Outsourcing providers, Primary LLC is licensed as a Staff Leasing Services Company in Texas and Primary HR provides simular services but is not required to be licensed in Mississippi.  Serives through both entities include but are not limited to  providing human capital management solutions.  We offer our clients, which are typically small to medium-sized business with between five and fifty employees, a broad range of product and services that provide a complete solution for the clients’ human resources outsourcing needs.  As of December 31, 2004, we served more than 100 clients, with approximately 1100 active worksite employees.  Primary LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits.

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

Retain the Best Employees.    Primary LLC and Primary HR assists its clients in retaining the best employees for their businesses by providing:

• health benefits (medical, dental and vision)	• employee assistance programs
• retirement plans – 401(k)s	• employee retention best practices

• welfare benefits (voluntary life insurance, AD&D, short-term and long-term disability)	• employee discounts • reward and recognition programs

Manage the Paperwork.  Primary  and Primry HR assists its clients in managing employment related paperwork by providing the following services:

• 401(k) plan administration	• Form W-2 preparation
• Section 125, FMLA and COBRA administration	• unemployment claims administration
• time and attendance systems	• benefits annual enrollment administration
• payroll processing, employment related tax filings and administration	• benefits claims processing (health, disability and workers’ compensation)

Protect our clients’ business.  Primary LLC and Primary HR assists its clients in protecting their businesses by providing:

• HR policies forms and best practices	• employee exit interview guidelines and forms
• regulatory compliance and guidance	• workers’ compensation insurance
• wage and hour guidance	• workplace safety guidance
• employee hiring and termination guidelines

Insuring our clients business.  Primary LLC and Primary HR assists its clients in insuring their business by bringing in our alliance with insurance providers.

• General Liability Insurance Procurement	• Assist in audit processes
• Commercial Auto Liability Procurement	• Assist in determining levels of insurance
• Property & Equipment Procurement	• Assist in shopping the market for the best price to coverage
• Other Commercial insurance needs

Client Selection and Retention Strategy.

As part of its current client selection strategy, Primary LLC and Primary HR offers its services to businesses within specific industry classification codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before agreeing to provide services to the client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years. In addition, under the terms of workers’ compensation agreement, prospective clients operating in certain industries or with historically high workers’ compensation insurance claims experience must also be approved by the insurance carrier before Primary LLC or Primary HR enters into a contract to provide services.

Primary LLC and Primary HR maintains a client review program that includes a detailed profitability and risk analysis of all its clients. Based on the results of these analyses, we may modify our pricing, or if necessary, terminate certain clients that we believe would otherwise be detrimental or not contribute to its long-term profitability.

Primary LLC’s client retention rate for 2004 was 84.05% Primary LLC uses the NAPEO standard for measuring client retention, which is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors including the natural instability of the small to medium-sized business market and clients that were terminated by Primary LLC for reasons that include unacceptable risk and low profitability to Primary LLC. (Note Primary HR did not have prior year clients to compair to for retention purposes.)

Client Services Agreement.    All clients are required to enter into the Client Services Agreement. The Client Services Agreement provides for an initial one-year term, subject to termination by Primary LLC/ Primary HR or the client at any time upon 30 days prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. Following the initial term, most contracts are renewed for new one year term. Based on the results of a financial review, Primary LLC may require the owners of client companies to personally guarantee the client’s obligations under the Client Services Agreement.

Primary LLC and Primary HR retains the ability to terminate the Client Services Agreement as well as their co-employment relationship with the worksite employees immediately upon non-payment by a client. Primary LLC and Primary HR manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees,  client selection process and their right to terminate the Client Services Agreement and the co-employment relationship with the worksite employees.

Employment-related liabilities are generally allocated between Primary LLC/ Primary HR and the client pursuant to the Client Services Agreement, with Primary LLC / Primary HR assuming responsibility for worksite employee payroll obligations and for compliance with certain employment-related governmental regulations. On the other hand, the client remains responsible for compliance with the employment-related governmental regulations that are more closely related to the daily supervision, direction and control of worksite employees. In some cases, employment-related liabilities are shared between Primary LLC / Primary HR and the client. The following table summarizes the general division of responsibilities for employment related regulatory compliance under the Client Services Agreement:

PBS	CLIENT
Primary LLC / Primary HR Responsibilities	Client Responsibilities

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

* Primary LLC/ Primary HR and the client are each responsible for certain provisions under the terms of each Act.

Sales and Marketing

Primary LLC and Primary HR markets their services through a direct sales force.  In order to exercise more control over the client selection process, we use a direct sales force rather than selling through agents. Primary LLC and Primary HR plans to expand their regional coverage and add sales offices in major metropolitan areas over the next few years as it accomplishes its expansion program. Primary LLC and Primary HR’s sales associates are compensated by a combination of salary and commission which, for top producers, will generate total compensation in the moderate six figure range.

Primary LLC and Primary HR generate sales leads from various sources as well as from direct sales efforts and inquiries. Each sales associate visits his or her clients periodically in order to maintain an ongoing relationship and to seek new business referrals. Primary LLC and Primary HR also generate sales leads from referral relationship partners and an information database of small businesses.

Vendor Relationships

Primary LLC and Primary HR provide benefits to its worksite employees under arrangements with a number of vendors. The maintenance of insurance plans including workers’ compensation plans and health benefit plans that cover worksite employees is a significant part of Primary LLC and Primary HR’s business. If Primary LLC and Primary HR were required to obtain replacement contracts, such replacement could cause a significant disruption to business and possible dissatisfaction with the Primary LLC and Primary HR’s service offering leading to a decrease in client retention and an adverse effect on future results of operations or financial condition.

Workers’ Compensation Plans

Beginning in 2000, Texas Mutual Insurance Company (Texas Mutual) was the provider of workers’ compensation insurance for worksite employees based in Texas. The Texas Mutual program was a guaranteed cost insurance arrangement that expired on November 17, 2001. The agreement with  Texas Mutual was renewed  each of the subsuquent years up to and including November 2004 for an additional one-year term. The Company has no workers’ compensation liability with respect to claims by Texas based employees that arose in each of the policy  years for amounts in excess of those paid to Texas Mutual.

Primary HR Serivces began operations in 2004 and secured worker’s compensation through the risk pool in Mississippi, the policy is a guarenteed cost policy and poses no liablilty to Primary HR other than the premiums for coverage.

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

The key competitive factors in the human resource consulting industry are breadth and quality of services, price, reputation, financial stability, and choice, quality and cost of benefits. Primary LLC seeks to compete through its ability to provide a full-service human resource solutions to its clients through its advanced information technology solutions. The PEO industry consists of approximately 800 companies, most of which serve a single market or region. Primary LLC believes that there are several PEOs with annual revenues that exceed $500 million, four of which are publicly traded companies.  Management believes, based on industry sources, that the largest PEO, in terms of revenue, is Administaff, Inc., with revenue in excess of  $900 million.  Primary LLC considers its competition to be all of these large national and regional PEO providers, as well as the traditional form of employment of employees.

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

Industry Regulation

Numerous federal and state laws and regulations relating to employment matters benefit plans and employment taxes affect the operations of PEO’s. By entering into a co-employer relationship with its clients, the Primary LLC and Primary HR assume certain obligations and responsibilities as an employer under these laws. Because many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of “employer” under these laws is not uniform.

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

Primary LLC and Primary HR believe that their operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

Employee Benefit Plans

Effective June 1, 2001 the Primary LLC began to offer a 401(k) retirement plan, designed to be a “multiple employer” plan under the Internal Revenue Code of 1986, as amended (the “Code”) Section 413©. This plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of PBS, to participate. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”).  In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees.  In addition to the employer/employee threshold, pension and profit-sharing plans, including plans that offer CODAs (a profit-sharing plan with a cash or deferred arrangement, or CODA, under Code Section 401(k) under Code Section 401(k) and matching contributions under Code Section 401(m), must satisfy certain other requirements under the Code.  These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in qualified employee benefit plans.

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

IRS Issuance of Rev. Proc. 2002-21

In April 2002, the IRS issued Rev. Proc. 2002-21.  While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to ensure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure.  Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413©, the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule.

Federal Employment Taxes

As an employer, Primary LLC and Primary HR assume responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations:(i) withholding of income tax governed by Code Section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act (“FICA”), governed by Code Section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act (“FUTA”), governed by Code Section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

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

Concord’s customer base is made up of mostly large corporations (over 200 employees) who need temporary help usualy with seasonal adjustmnets in their business.  In addition to the larger coprorations we also seak to service small and medium size business (from 10 to 500) with expansion and seasonal needs.

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

Employees

As of December 31, 2004, Primary LLC employed twelve full time employees,  three in sales, two in payroll, one in accounting two in loss controll two in customer support and two in management.  Primary HR Services has two employees one in sales one in management.  Concord sterfing has two employess both in customer service. All employees are trained in customer service and all are responsible for serving our customers.  Management believes relations with emploees are good. The employees are not represented by any barganing group.  The combined companies also provided paychecks to 1706 worksite employees and approximately 22 temporary employees on client assignments.  We believe our relationship with its employees is satisfactory

ITEM 3.    LEGAL PROCEEDINGS

In the matter styled Suburban Capital Corporation v. Primary Business Systems, L.L.C., et al., Cause No. 03-CV-4194, United States District Court for the Northern District of Illinois, Easter Division

On or about June 12, 2003, the Company was served with a suit commenced in the circuit court of Cook County, Illinois by Suburban Capital Corporation (“Suburban”).  An attorney who worked with the Company, Ed Wells, is also named as a defendant in the suit.  The Company removed the lawsuit to the United States District Court for the Northern District of Illinois, Eastern Division on or about June 20, 2003.  In summary, the suit seeks damages for the Company’s alleged failure to make full payment to Suburban for consulting work allegedly performed by Suburban for the benefit of the Company and for alleged breach of an Advisory Agreement and a Stock Purchase Agreement pursuant to which Pine Services, Inc., a company related to Suburban, sold a controlling interest in the publicly-held Sharecom, Inc. to Rick Matthews.  The Company contends that Suburban breached the Advisory Agreement by not providing the services required by the Agreement.  The Company also alleges that Suburban made material misrepresentations to the Company.  On February 4, 2004, this suit was dismissed by the Court’s order for failure to comply with a Court order regarding discovery.  The case subsequently was reinstated.  The parties to this suit have executed a global settlement agreement relating to the disputes between and among them and the Company expects this suit to be dismissed.

In the matter styled Pine Services, Inc. v. Primary Business Systems, L.L.C., Cause No. 03C-7832, United States District Court for the Northern District of Illinois, Easter Division

On or about December 3, 2003, Primary Business Systems, L.L.C. (“PBS LLC”), a wholly owned subsidiary of the Company, was served with a suit commenced in the United States District Court for the Northern District of Illinois, Eastern Division by Pine Services, Inc.  In summary, the suit claims that PBS LLC owes Pine Services, Inc. certain amounts for the sale of its majority interest in Sharecom, Inc.  The parties to this suit have executed a global settlement agreement relating to the dispute between them and the Company expects this suit to be dismissed.

In the matter styled Primary Business Systems, L.L.C. v. Frank Custable, Jr. and Pine Services, Inc., Cause No. 2003-CI-19857, in the 285th Judicial District Court, Bexar County, Texas

On or about December 23, 2003, the Company filed a lawsuit in 285th District Court, Bexar County, Texas against Pine Services, Inc. and Frank Custable, Jr. alleging, among other claims, common law fraud, violation of the Texas Securities Act, violation of the Texas Deceptive Trades and Practices Act and fraudulent inducement in connection with the Advisory Agreement referred to above.  The defendants were served with this lawsuit but failed to appear in the case or file an answer.  On February 6, 2004, upon motion of the Company, the Court entered a default judgment against the defendants in the amount of approximately $4,700,000.00 in actual and punitive damages.  The defendants have filed a motion for new trial.  The parties to this suit have executed a global settlement agreement relating to the disputes between and among them and the Company expects this suit to be dismissed.  See the discussion above under “Events”.

In the matter styled Primary Business Systems, L.L.C. v. Suburban Capital Corporation, Cause No. 2004-CV-02171, in the 37th Judicial District Court, Bexar County, Texas

On February 12, 2004, the Company filed a lawsuit in the 37th District Court, Bexar County, Texas against Suburban Capital Corporation alleging, among other claims, common law fraud and violation of the Texas Deceptive Trades and Practices Act in connection with the Advisory Agreement. The parties to this suit have executed a global settlement agreement relating to the dispute between them and the Company expects this suit to be dismissed. See the discussion above under “Events”

In the matter AMS Staff Leasing, LTD. v. Primary Business Systems, L.L.C., Primary Business Systems, Inc., and Patrick Dey Matthews, Cause No. 04-07448-M, in the 298th Judicial District Court, Dallas County, Texas

On August 2, 2004, AMS Staff Leasing, LTD. filed a lawsuit in the 298th District Court, Dallas County, against Primary Business Systems, L.L.C., Patrick Dey Matthews and the Company alleging, among other claims, breach of fiduciary duty, breach of contract and conversion.  On September 13, 2004, Primary Business Systems, L.L.C., Patrick Dey Matthews and the Company filed a motion to transfer venue and answer.  Limited discovery has occurred in the case.  The Company intends to vigorously defend itself against this lawsuit and pursue any and all remedies it may have against AMS Staff Leasing, LTD.

In the matter styled Laredo CAL-TEX v. Primary Business Systems, L.L.C., Cause No. 2004-CV F 001296 D3 in the 341st Judicial District Court, Webb County, Texas.

On or about September 13, 2004, Primary Business Systems L.L.C. (“PBS LLC”), a wholly owned subsidiary of the Company, was served with a suit filed in the 341st Judicial District Court, Webb County, Texas, by Laredo Cal-Tex, Inc., alleging breach of contract.  On September 30, 2004, PBS LLC filed a motion to transfer venue and answer.  Limited discovery has occurred in the case.  PBS LLC intends to vigorously defend itself against this lawsuit and pursue any and all remedies it may have against Laredo Cal-Tex, Inc.

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

No matters were submitted to shareholders during the foruth quarter of fiscal 2004

Part II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.    Our common stock, par value $0.001 per share, is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol “PYBS. OB”

Fiscal Year Ended December 31, 2004	High	Low
First Quarter	$.34	$.04
Second Quarter	$.11	$.03
Third Quarter	$.06	$.03
Fourth Quarter	$.05	$.01

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$1.01	$0.05
Second Quarter	$1.01	$0.10
Third Quarter	$0.30	$0.10
Fourth Quarter	$0.15	$.010

Fiscal Year Ended December 31, 2002	High	Low
First Quarter	$0.01	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.00	$0.00
Fourth Quarter	$ *2.50	$0.31

* Close price adjusted for dividends and splits.

Dividends.    The Company did not pay any cash dividends during the fiscal year ended December 31, 2004 and does not expect to pay dividends in the foreseeable future.

We are authorized to issue 750,000,000 shares of common stock, of which 86,278,297 shares were issued and outstanding as of March 3, 2004 The number of stockholders of record for the Common Stock as of March 3, 2004 is 183.  This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Stock Purchases

We have not undertaken any stock purchases of our securities in the last fiscal quarter or the current fiscal quarter as of the date of this Report. Additionally, we have not issued any securities in the most recent fiscal quarter or in the current fiscal quarter.

Our registrar and transfer agent is Registrar and Transfer Corp.  10 Commerce Drive, Cranford, New Jersey 07016.  The telephone number of Registrar and Transfer is 800-866-1340.

Recent Sales of Equity Securities.

We did not sell any unregistered securities during the fiscal year ended December 31, 2004

Securities Authorized for Issuance under Equity Compensation

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities remaining available for future issuance Under equity compensation plans	Number of Securities to be Be issued upon exercise Of outstanding options, Warrants and rights	Weighted average Exercise price of outstanding options, warrants and rights

Equity Compensation Plans
Approved by Security Holders	0	not applicable	3,000,000

Equity Compensation Plans
Not approved by security holders	0	0	0

Primary has only one equity compensation plan which plan was approved by shareholders on September 21, 2004 and provides for the reserve of up to 3,000,000 shares for options.  No options have been awarded to date.

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

In April 2002, IRS issued Rev. Proc. 2002-21. While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to insure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure.  Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413©, the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule.  Primary LLC’s current active retirement savings plan is designed, and intended to be operated, in accordance with IRS Code Section 413©.

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

Of the 86,278,297 shares outstanding as of March 3, 2005, the Company has outstanding 80,998,153 shares, which may be deemed “restricted stock.”  These restricted shares include the 79,096,254 shares owned by management.  Possible or actual sales of the Company’s common stock by its present shareholders under Rule 144 or registration statements may have a depressing effect on the price of the Primary’s common stock in the open market.

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

Overview

Primary Business Systems Inc. (“Primary”) is a holding company with wholly owned subsidiaries operating in the Professional Employer Organization industry and the Temporary Staffing Services Industry and operates through its subsidiaries, Primary Business Systems LLC, Concord Staffing Services and Primary HR Services LLC and as economies of scale can be realized combine the individual entities in each sector.

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

Primary HR Services LLC is a regional Human Resources Outsourcing compnay focused on providing both Professional Employer Organization services and staffing services.  Primary HR did not have any revenues for the fical year ending December 31, 2004.

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

Income Taxes.    Primary records income tax expense using the asset and liability method of accounting for deferred income taxes. Primary’s effective tax rate for 2004 was 0%.

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

Results of Operations

The following table presents consolidated results of Primary’s operations for the years ended December 31, 2004 and 2003, expressed as a percentage of revenues:

Year Ended	December 31, 2001 2004	December 31, 2002 2003
Revenues	100.0%	100.0%
Cost of Services	61.62	71.01
Gross Profit	38.38	28.99
Operating Expenses:
General and administrative	18.84	22.65
Salaries, wages and commissions	21.61	15.75
Consulting Services	.0	2.79
Total operating costs	40.45	41.19
Operating (loss) income	(2.07)	(12.21)
Other income	0.0	.71
Interest expense	0.0	0.0
Other non-operating expense	0.0	0.0
(Loss) income before income taxes	(2.07)	(11.50)
Income tax (benefit) provision	0	0
Net income (loss)	(2.07)	(11.50)

Consolidated Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, revenues increased $654,623, or 24.39%  from 2003, totaling $3,339,019 in 2004 compared to $2,684,396, for 2003. Revenue change was primarily due to Primary LLC’s marketing strategy and ability to provide complete human resource services to our clients and lower risk associated with those clients.

Cost of services which includes the cost of Primary LLC’s medical benefit plans, workers’ compensation insurance, state unemployment taxes and other costs were $2,057,354, or 61.62% of revenues for 2004, compared to $1,906,307, or 71.1% for 2003, representing an increase of $151,047 or 7.92%.

Benefit expenses were $ 81,868 for 2004, compared to $ 105,699 for 2003. Decreases in the number of covered worksite employees are largely responsible for decreases in benefit expenses.  .

Workers’ compensation costs were $508,426 for 2003, as compared to $391,328 for 2001, representing an increase of $117,098. Net change in Workers’ compensation costs was due to the addition of worksite employees due to increases in the number of customers.

State unemployment taxes were $89,381 for 2004, compared to $50,652 for 2003. This increase was the result of an increase of the number of covered employees.

Gross profit was $1,281,665 or 38.38% for 2004, compared to $778,089, or 28.98% for 2003, representing an increase of $503,576, or 64.72%. Gross profit margin increased primarily due to increasing the number of clients, selelcting clients with lower risk and an increased fee as a result of our emphasis on HR services.

Total Operating expenses were $1,350,775 or 40.45% for 2003, compared to $1,105,829 or 43.96% for 2003, representing an increase of $244,946.

Salaries, wages and commissions were $ 721,725 or 18.84 % for 2004 compared to $422,807 or 15.75% for 2003, representing an increase of $298,918.  Consolidated payroll cost increased are due largly to increases in the number of staff for Primary LLC and the addtion of Primary HR.

General and Administrative expenses were $629,050 or  18.84% for 2003, compared to $608,022 or 22.65% in 2002, representing an increase of $21,028. This increase represents expenses primarly related to legal and accounting fees.

Net loss was $69,110 for 2004, compared to a net loss of $308,770 for 2003, representing a decrease in losses of $239,660.  As the volume of our operating companies increase we expect to continue this trend.

Liquidity and Capital Resources

Primary had $ 185,484 in cash and cash equivalents and restricted certificates of deposit at December 31, 2003. Primary is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, Primary had deposited $96,097, as collateral with the Company’s workers’ compensation plans upon renewal of its plan for 2003/2004. Primary’s workers’ compensation programs for the 2001 through November 2003 program years are subject to no further collateral adjustments.

The Company had no long-term debt as of December 31, 2004.

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

Neither the Board nor Management have made any committments for capital expenditures.

Inflation

Primary believes that inflation in salaries and wages of worksite employees has a positive impact on its results of operations as its service fee is proportional to such changes in salaries and wages.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is contained below AT PAGES F25-42. See “Index to Consolidated Financial Statements and Financial Statement Schedule” beginning on Page (F1)    .

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

New independent accountants

On February 19, 2004, we engaged Madsen & Associates, Inc., CPA’s, to audit  our financial statements for the period ended December 31, 2003.  During the two most recent  fiscal  years as well as during the period to its appointment on February 19, 2004  we had not consulted with Madsen  & Associates, CPA, Inc. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be  rendered on our financial statements, and no written report or oral advice  was provided to us concluding there was an important factor to be  considered by us, Primary, in reaching a decision as to an accounting, auditing or  financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as  that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions  to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

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

Our Board of Directors addopted a code of ethics as of March 1, 2004. Our Code of Ethics and Conduct covers all our employees including exicutive officers.

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

During the fiscal year ended December 31, 2004, the Board of Directors met on eight occasions and acted by unanimous written consent on eight occasions. No member of the Board of Directors attended less than 75% of the aggregate number of the total number of meetings of the Board of Directors

The Board of Directors has not established any committees.  All matters relating to audit, compensation, nominations and corporate governance and considered and acted upon by our Board of Directors.

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

Certain Reports

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

Code of Ethics.

Our Board of Directors adopted a code of ethics as of March 1, 2004.  Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to Form 10KSB for the year ended December 31, 2003 as previously filed with the Commission.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth executive compensation information as of December 31, 2004 with respect to each executive officer whose total annual salary and bonus exceeded $100,000 or more:

				Long Term Payouts
Anual compensation				Awards		Payouts Other
a Name and principal position	b Year	c Sallary	d Bonuses	e Other annual compensation	f Restricted Stock awards	g Securities underlying options/ SAR’s #	h LTIP Payout	i Other
Patrick Matthews CEO	04	0	0	0	0	0	0	0
Patrick Matthews CEO	03	0	0	0	0	0	0	0

Mr. Matthews joined the company in November 2002.  Prior managemnet including the former CEO prior to Mr. Matthews are no longer with the company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no stock option grants to any executive officers granted during the year ended December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Share Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at December 31, 2003 Exercisable/Unexercisable	Value of Unexercised In- The-Money Options/SARs At December 31, 2003 Exercisable/Unexercisable
none	None	None	None	None

Employment Agreements

All our employees are employeed “at will” there are no formal employment agreements in place.  We do not have a written employment agrement with our CEO, Rick Matthews. Mr. Matthews receives a base sallary of  $ 120,000 per year.  We have not paid any bounuses to our executive officers, including Mr. Matthews, during the fiscal yera ended December 31, 2004.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth common stock ownership information as of March 3, 2005 with respect to:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As a group, the Directors of Primary own a number of other companies that provide services to and for the benefit of Primary or clients of Primary; the other companies are Consumers Insurance Agency LLC and PBS Premium Funding LLC.  PBS Premium Funding LLC currently has no operations.  Consumers Insurnace Agency LLC (Consumers) provides insurance services for the customers of Primary LLC.  Under the agreement between Primary LLC and Consumers, Primary pays Consumers 9% managment fee for the insurance accounts of Primary’s clients managed by Consumers.  Consumers sole employee is serviced by Primary LLC.  Primary LLC bills Consumers for normal services provided all Primary LLC customers.

ITEM 13.  Exhibits and reports on for 8-K

(a)           1.             Financial Statements

See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Madsen & Associates, LLP dated February 17, 2005, beginning on page F-1 of this report.

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

Exhibit
No.	Page No.	Description

3(i)		Articles of Incorporation of the Company dated May 7, 1997 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(ii)		Amended Articles of Incorporation of the Company dated April 26, 1999 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(iv)		By-laws of the Company (Incorporated by reference form Form 10-SB filed March 10, 1999).

10.1		FORM OF EMPLOYEE STOCK OPTION PLAN AS ADOPTED BY SHAREHOLDERS ON SEPTEMBER 21, 2004 9FILED AS EXHIBIT B to the Proxy Statement for the annual meeting of shareholders held on September 21, 2004

10.2

Form of Settlement Agreement dated as of January 4, 2005 by and among Primary Business Systems, Inc., Rick Matthews, Pine Services, Inc., Frank Custable, Jr., Primary Business LLC and Suburban Capital Corporation with Form of Letter modifying execution date to January 31, 2005.(FILED AS EXHIBIT 10.1 TO THE FORM 8-K DATED JANUARY 31, 2005)

14		Code of Ethics (PREVIOUSLY FILED AS Exhbiit A to the Proxy Statement for the annual meeting of shareholders held on september 21, 2004

21*		List of Subsidiaries

23*	F1	Consent Letter of Independent Auditors (Included as F-1)

31*		Certification pursuant to Rule 13a-14(a)/15d-14(a)

32*		Certification pursuant to 18 U.S.C Section 1350

(b)           Reports on Form 8-K

During the last quarter of the period covered by this Report, there were no Current Reports on Form 8-K filed by us.

ITEM 14. 4 Principal Accountant Fees and Services.

Our Audit Committee has selected Madsen & Associates CPA’s, Inc. as its independent accountants for the current fiscal year and for the year ended December 31, 2003.  For the fiscal year ended December 31, 2002,  Sellers & Andersen, LLC served as our independent accountants.  The audit services provided by Madsen & Associates CPA’s, Inc. and Sellers & Andersen, LLC, consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003
Audit Fees (1)	$14,680	$14,000
Audit-Related Fees (2)	N/A	N/A
Tax Fees (3)	N/A	N/A
All Other Fees (4)	N/A	N/A
Total	$14,680	$14,000

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

[THIS SPACE INTENTIONALLY LEFT BLANK]

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Audited Financial Statements
December 31, 2004 and 2003

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

FINANCIAL STATEMENTS

TABLE OF CONTENTS
December 31, 2004 and 2003

MADSEN & ASSOCIATES CPAs, INC.	684 East Vine St #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632 Fax 801-262-3978

Board of Directors & Audit Committee

Primary Business Systems, Inc. and Subsidiaries

Universal City, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Primary Business Systems, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Primary Business System, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in the notes to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPAs’, Inc

February 17, 2005
Murray, Utah

PRIMARY BUSINESS SYSTEMS, INC.  and SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2004 and 2003

	2004	2003
ASSETS
Current assets
Cash	$185,484	$19,845
Notes receivable	107,949	46,007
Client accounts receivable	64,435	70,589
Prepaid Expenses	1,051	73,186
Workers Compensation Prepaid Premiums	96,097	96,097
Total Current Assets	455,016	305,724

Property & Equipment
Furniture & Fixtures	54,454	52,244
Computer equipment	91,322	84,300
Vehicles	15,485	0
Payroll software	43,724	43,724

(Less) Accumulated depreciation	204,986	180,269
	(149,213)	(119,153)
Total Property & Equipment	55,773	61,116

Other assets
Security Deposits	1,054	1,054
Customer list, net of amortization	9,000	11,400
Prepaid marketing
Goodwill	557,240	557,240
Total Other Assets	567,294	569,694
Total Assets	$1,078,083	$936,534

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

and SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2004 and 2003

	2004	2003
LIABILITIES

Current liabilities
Accounts payable	$109,812	$214,656
Checks drawn on uncollected payrolls	177,532	69,160
Client Payroll Tax payable	259,260	20,024
Workers Comp payable	60,953	45,139
Client payroll amount withheld	1,532	16,477
Notes Payable	0	20,973
Line of credit from banks	38,522	44,988
Total Current Liabilities	647,611	431,416

Other liabilities
Due to shareholder/officer	622,496	628,023
Total Liabilities	1,270,107	1,059,448

Stockholders’ Equity
Common stock, - $.001 par value authorized - 750,000,000 shares Issued and outstanding 86,278,279	86,278	85,750
Additional paid-in capital	976,342	976,870
Accumulated (deficit)	(1,254,644)	(1,185,534)
Total Stockholders’ Equity	(192,024)	(122,914)
Total liabilities and Stockholders’s Equity	$1,078,083	$936,534

The accompanying notes are an integral part of theses financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

and SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended December 31, 2004 and 2003

	2004	2003

Revenues	$3,339,019	$2,684,396
Cost of revenues	2,057,354	1,906,307
Gross Profit	1,281,665	778,089
Operating Expenses
General and Administrative	629,050	608,022
Wages, commissions & salaries	721,725	422,807
Consulting services for acquisition	0	75,000
Total Operating Expenses	1,350,775	1,105,829
(Loss) from Operations	(69,110)	(327,740)
Other Income	0	18,970
(Loss) Before Prevision For Income Tax	(69,110)	(308,770)
Provision for Income Taxes	—	—
Net (Loss)	(69,110)	(308,770)

Basic and Diluted Net (Loss) Per Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Shares Outstanding	86,278,279	85,253,767

The Accompanying notes are an integral part of these financial statements.

 PRIMARY BUSINESS SYSTEMS, INC.  and SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Years Ended December 31, 2004 and 2003

			Additional Paid-in- Capitol	Accumulated Deficit	Total Equity (Deficiency)
	Common Stock
	Shares	Amount
Balance 12/31/2004	85,750,747	$87,750	$976,870	$(1,185,534)	$(122,914)
Correction in number of shares issued and outstanding after a change in transfer agents (no shares issued during 2004)	527,550	528	(528)	—	—
Net (Loss)	—	—	—	(69,110)	(69,110)
Balance December 31, 2003	86,278,267	86,278	976,342	(1,254,644)	(192,024)

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficiency)(continued)

For the years Ended December 31, 2004 and 2003

			Additional Paid-in- Capitol	Accumulated Deficit	Total Equity (Deficiency)
	Common Stock
	Shares	Amount
Balance December 31, 2003	11,202,664	11,202	1,069,806	(876,764)	204,244
Issuance of Restricted Stock for acquisition of AHJR, INC stock	72,400,000	72,400	(65,160)		7,240
Issuance of unrestricted stock for services	3,700,000	3,700	181,300		185,000
Issuance of restricted stock for services	100,000	100	4,900		5,000
Return of unrestricted stock for non performance of services	(3,000,000)	3,000)	(147,000)		(150,000)
Return of restricted stock for non performance of services – of originally issued 1,790,000 shares	(500,000)	(500)	(279,500)		(280,000)
Issuance of restricted stock for services	494,728	495	44,505		45,000
Issuance of stock for prepaid services	876,355	876	82,966		83,872
Issuance of restricted stock for purchases of assets	152,000	152	37,848		38,000
Issuance of restricted stock for services	75,000	75	22,425		22,500
Issuance of restricted stock for prepaid services	250,000	250	24,750		25,000
Net (Loss)	—	—	—	(308,770)	(308,770)
Balance December 31, 2004	85,750,747	$85,750	$976,870	$(1,185,543)	$(122,914)

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.  and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Net Income	$(69,110)	$(308,770)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	32,460	31,776
(Increase) decrease in accounts receivable	6,154	(7,116)
(Increase) decrease in prepaid expense	72,135	(73,186)
(Increase) decrease in workers comp deposit	0	(16,000)
(Increase) decrease in other assets	0	7,792
Increase (decrease) in accounts payable	(104,844)	(14,507)
Increase (decrease) in client payroll tax liability	239,236	36,501
Increase (decrease) in other current liabilities	869	183,653
(Increase) decrease in other assets	(61,942)	262,306
Consulting Services for Acquisition
Checks drawn on uncollected payrolls	108,372	(42,089)
Total Adjustments	292,440	369,131
Net cash provided by (used in) operating activities	223,330	60,360
Cash flows from investing activities
Payments for the purchase of property	(24,717)	(55,994)
Net cash provided by (used in) investing activities	(27,717)	(55,994)
Cash flows from financing activities
Net adjustment for common stock transaction	0	(18,388)
Net borrowing under line of credit	(6,465)	(10,819)
Net borrowing on notes payable	(20,973)	20,973
Principal payments on short-term debt		(41,893)
Due to shareholders/officers	(5,536)	34,738
Net cash provided by (used in) financing activities	(32,974)	(15,389)
Net increase (decrease) in cash and cash equivalents	165,639	(11,023)
Cash and cash equivalents at beginning of year	19,845	30,086
Cash and Cash equivalents at end of year	$185,484	$19,845

The accompanying notes are an integral part of these financial statements

	2004		2003
Supplemental information
Cash payments for interest expense		$15,644	$18,859
Cash payments for incom taxes		$—	$—
Non Cash Items
Stock for goodwill	$		$7,240
Stock for professional services	$		$343,872
Stock (returned) for non performance of services	$		$(270,000)
Stock (returned) for non performance of professional services	$		$(160,000)
Stock issued for purchase of assets	$		$38,000

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING DECEMBER 31, 2004

NOTE 1 - Organization and Nature of Business

History

Primary Business Systems, Inc. (the “Company”), was incorporated in the State of Nevada in 1996 under the name of Anonymous Data Corporation.  In July 2001 the Company was name changed to ShareCom, Inc..  The Company then changed its name to Primary Business Systems, Inc. on March 2003.

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

From about May 28, 2002 to around November 29, 2002 the Company did transactions, including a 2500 for 1 reverse stock split of common stock. The Company at that juncture was a “publicly held shell company” of which prior management confirms it personally assumed all debt, leaving the Company without any assets and without any liabilities.

On or about November 29, 2002 Pine Services, Inc. (Pine) sold its equity interest in ShareCom, Inc, of approximately 59% controlling interest in ShareCom, Inc., to the owners of Primary Business Systems, LLC (Primary LLC).

In March 2003 the company changed its name to Primary Business Systems Inc. (Primary)

On February 28, 2003 the Company purchased all of the outstanding shares of AHJR, Inc. (a State of Texas corporation), an inactive corporation, in a stock for stock transaction.   AHJR Inc., was previously owned principally by Patrick Matthews, the primary shareholder of the Company.  In the stock for stock transaction all shares of AHJR, Inc., passed to Primary in exchange for 72,400,000 shares of restricted stock of Primary valued at $.0001 per share, or $7,240.  The $7,240 is recorded as goodwill on the balance sheet.  AHJR Inc. is currently operating under the trade name Concord Staffing Services (Concord).

Business Activity

Primary Business Systems Inc. is a holding company whose subsidiaries operate in the Professional Employment Organization (“PEO”) industry and in the temporary staffing services industry. Its wholly owned subsidiary,  Primary LLC, is a provider of PEO services.  PEO is defined as an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risk of its clients, by contractually assuming substantial employer rights, responsibilities,  and risks and, through the establishment and maintenance of an employer relationship with the workers assigned to its clients.  Its other wholly owned subsidiary, Concord is a temporary staffing services company and works with temporary employment services.  It began operations March 1, 2003. It has a third wholly owned subsidiary Primary HR Services LLC which operates as a human resources outsourcing company and is based in Mississippi.  It began operations in June 2004.

NOTE 2 - Summary of Significant Accounting Policies

(a) - Principles of Consolidation

The consolidated financial statements shown in this report excludes the historical operating information of the parent before December 31, 2002, and instead includes the operating information of the wholly owned subsidiary, Primary Business Systems, LLC. (Primary LLC) from January 1, 2001 to December 31, 2004.  It also includes the operations of its wholly owned subsidiary Concord Staffing Services (Concord) since it began operations March 1, 2003.  In 2004 the Company established the wholly owned subsidiary Primary HR Services, LLC (Primary HR) and the year financial statements include those activities since 2004.

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

(b) - Cash Equivalents

For purposes of reporting of cash flows, Primary classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

(c) - Receivables

Management has elected to record bad debts using the direct write-off method.  Accounting principles generally accepted in the United States require that the allowance method be used to reflect bad debts.  However, in managements’ opinion, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.

(d) - Property and Equipment

Property and equipment are valued at cost.  Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets.  Useful lives of the respective assets are generally from three to seven years.  Purchase of property and equipment greater than $500 and major repairs of existing equipment that extends the useful life of the asset are capitalized

Depreciation and amortization expense for the years December 31, 2004 and 2003 are $32,460 and 31,776 respectively.

(e) - Intangible Assets

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

(f) - Impairment of Long-Lived Assets

It is Primary’s policy to periodically evaluate the economic recover ability of all of its long-lived assets.  In accordance with that policy, when Primary determines that an asset has been impaired, it recognizes the loss in its statement of operations.

(g) - Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, receivables, prepaid premiums, accounts payable, and notes payable are reflected in the financial statements at fair value because of the short maturity of these instruments.

Amounts due to shareholder/officer for stock yet to issue are contingent on the future value of the stock yet to issue from time to time.  Therefore, the amount reflected in the financial statements is not measurable.  Refer to the Note discussing equity and stock commitments for further information.

(h) - Concentration of Credit Risk

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

(i) - Revenue Recognition

Primary Subsidiaries (Primary HR, Primary LLC & Concord) bills its clients on each payroll date an administrative fee for: 1) the actual gross salaries and wages plus related employment taxes and employee benefits of the company’s worksite employees, 2) actual costs associated with worksite employees, (e.g. recruiting costs, drug testing, etc.), 3) workers compensation and unemployment costs, 4) other benefits associated with the worksite employees, 5) other insurance premiums associated with the client, and 6) payroll processing.

Primary Subsidiaries administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages, negotiated at the time the client service agreement is executed.  Primary Subsidiaries administrative fee varies by client based primarily upon the nature and size f the client’s business and Primary Subsidiaries assessment of the costs and risks associated with the employment of the client’s worksite employees.

Accordingly, Primary Subsidiaries administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms.  Although most contracts are for one year and renew automatically, Primary Subsidiaries and its clients generally have the ability to terminate the relationship with 30 days notice.

(j) - Income Taxes

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

(j) - Comprehensive Income

Primary has adopted SFAS No. 130 Reporting Comprehensive Income.  Primary has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

(k) - Stock-Based CompensationSFAS No. 123, “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.  Primary has elected to remain on its current method of class=Section19>

Accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

(l) - Net (Loss) Per Share of Common Stock

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

(m) - Advertising Costs

Primary’s advertising costs are expensed when incurred.  Total advertising costs of $7,982 and $17,093 were incurred for the years ended December 31, 2004 and 2003, respectively.

(n) – Reclassifications

Certain amounts in 2003 have been reclassified and represented to conform to the current financial statement presentation.

(o) - Use of Accounting Estimates

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

(p) - Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent pronouncements from the Public Company Accounting Oversight Board to have any material impact on its financial statements.

NOTE 3 - Equity & Common Stock

On November 29, 2002 Pine Services, Inc. (“Pine”) sold its equity interest in the Company, of approximately 59% controlling interest in the Company (a publicly held “shell” at the time), to the owners of Primary Business Systems, LLC (Primary LLC).  This agreement left the other existing stockholders of the Company before the acquisition, which was a reverse merger, a total of 126,104 free trading shares of common stock valued at a negative $7,500.

The new controlling owners of the Company, who were the prior owners of Primary LLC, received 2,696,254 restricted shares of common stock.  The new owners of the Company agreed to pay Pine $550,000 for its controlling interest in the Company.  The new major shareholder of the Company pledged up to 60% of his stock in the Company as security to Pine that it will be paid in full the $550,000.  The new owners have three years to pay it off (approximately the end of 2005).  The Company issued an additional 4,000,000 restricted shares of common stock to the new major shareholder for services, giving the new owners received as a group a total of 6,696,254 restricted shares of common stock valued at a total of $51,650.

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

An Additional 1,453,355 shares of restricted common stock were issued for services andasset purchase for a total value of $174,372.

During 2003 an additional 494,728 shares of unrestricted common stock were issued for services with an assigned value of $45,000.

During 2004 no new issues of stock occurred.

During 2004 the Company changed stock transfer agents.  In the change over the new stock transfer agent identified an additional 527,550 shares of stock issued and outstanding not previously recognized by the former stock transfer agent (about 0.6% of the total issued and outstanding stock of the Company).  Management believes these additional shares come from free trading shares of stock paid to consultants for services that they in turn sold to others before the Company cancelled the stock for non performance of services.  The Company has determined to treat such stock issued as non recoverable and non assessable and to drop efforts of recourse back to the consultants.

NOTE 4 - Goodwill

Goodwill is the amount paid by the Company to acquire its Subsidiaries in excess of the assets received less liabilities assumed.  Goodwill is valued at cost, which is $557,240.  Management evaluated goodwill for impairment as of December 31, 2004 and determined the value of goodwill exceeds its cost.  Therefore, goodwill has no impairment as of December 31, 2004 and 2003.  In addition, refer to the Note discussing Stock-Based Compensation and the Note on Pending Change in Majority Ownership for additional explanation of what comprises Primary LLC portion of goodwill, which is $550,000.

NOTE 5 - Employee Benefit Plan

During 2001 Primary LLC established a 401-K employee benefit plan for its office and administrative employees and worksite employees.  Approximately $12,000 of the plan contribution for 2004 pertains to Primary LLC per se as the balance of the plan contribution relates to its clients and the worksite employees associated with them.

NOTE 6 - Prepaid Marketing

During 2003 management concluded there was no value left in prepaid marketing and wrote it off to the Statement of Operations.  During 2004 there were no prepaid marketing transactions.

NOTE 7 - Prepaid Expenses

During 2003 Primary paid in stock $108,872 in prepaid consulting services to three unrelated companies.  These services were received over one year and are amortized at $9,073 per month with $27,215 amortized in 2003 and the balance of $81,657 amortized in 2004 with no remaining balance in prepaid expenses as of December 31, 2004.

NOTE 8 - Related Party Transactions

The majority shareholder advances the Company funds as needed from time to time.  The funds advanced, including for stock yet to issue, is $622,496 and $628,032 at December 31, 2004 and 2003 respectively.

The note receivable of $107,949 and $46,007 as of December 31, 2004 and 2003 respectively is for amounts due from Consumers Insurance Agency LLC (Consumers), an entity owned by the Company’s CEO.  The Company bills Consumers and it reimburses the Company for use of 500 square feet of office space, office supplies, and payroll.  These reimbursements are not income, but rather offset the related operating expenses in the statement of operations.

NOTE 9 - Lease Commitments

The Company leases the two facilities it operates out of and it leases one piece of equipment as of December 31, 2004.

The lease expense for years ended December 31, 2004 and 2003 is $35,841 and $36,687 respectively.  Primary negotiated a new lease agreement as of July 2002 for the space currently occupied for the main office for $1,715 per month.  The lease ends in January 2005 with an option taken by the Company to continue the lease on a month-to-month basis for six months to July 2005.  The sales office in downtown San Antonio, Texas is committed through May 2006 for a base price of $1,067 through May 2005 and $1,118 thereafter.  The Company leases equipment through September 2005 at $248 per month.

Total lease commitment is:

	Average Monthly Commitment	Total Commitment

2005	$2,141	$25,686
2006	$1,118	$5,592

Total		$31,277

The Company sub rents 500 square feet to Consumers Insurance Agency LLC (“Consumers”) starting in May 2002.  Rents received in 2004 and 2003 are $5,390 and $4,490 respectively.

NOTE 10 – Accounts Receivable

Except to accounts receivables factored, the Company has pledged its accounts receivable as security for a line of credit with a financial institution.  Refer to Note on “Line of Credit.”

NOTE 11 – Accounts Receivable Factored

Concord, the Company’s subsidiary factors its accounts receivable.  As of December 31, 2004 and 2003 it had $7,677 and $0 accounts receivable factored, all with recourse, none of which have ever returned to the Company for lack of payment.  The Company has made no provision for loss on these receivables factored as it believes the risk exposure is minimal.

NOTE 12 - Line of Credit

Lines of Credit are:	2004	2003

Jourdanton State Bank, limit of $50,000 at 8% interest. Collateralized by equipment and accounts receivable	$33,732	$44,988

Frost Bank, limit of $10,000 at 5% interest, Unsecured due on May 30, 2003	4,790	0
	$38,522	$44,988

NOTE 13 - Notes Payable

Primary has two notes payable to non financial institutions, both due during 2004 for a total amount of $20,973.  The notes bear interest at approximately 9% per annum.  The Company paid off these notes during 2004.

NOTE 14 - Workers Compensation

Primary LLC maintains workers compensation insurance for worksite employees and its regular and administrative employees.  Gross payroll to employees is over $13,000,000 for December 31, 2003 and over $14,000,000 for December 31, 2004. The insurance carrier audits the premiums yearly and based on their findings assess in the renewal process the amount to pay up front in premiums the next year.  Premium deposits are $96,097 and $96,097 as of December 31, 2004 and 2003 respectively.

NOTE 15 - Going Concern Issues

Primary continues suffering significant losses and working capital reflects more current liabilities than current assets.  Unless sufficient additional cash flows come into Primary, either through equity financing, profits, or a reduction of cash expenses, Primary could be in jeopardy of continuing operations.  Management has developed a strategy, which it believes will accomplish this objective through additional long and short term loans and sale of common stock of Primary to related and unrelated parties.  In addition, refer to the next note.

NOTE 16 - Pending Change in Majority Ownership and Liquidation of the Operations,  Assets, and Liabilities of the Company in Settlement of Ongoing Litigation

The Company and its majority shareholders (“Matthews”) are in litigation with Suburban Capital, et al (“Advisor”) and Pine Inc. (“Pine”), jointly called (“Former Owners”).  The Advisor claims the Company owes them significant amounts of unrestricted stock of the Company for services provided and that the Company and Matthews have impeeded them from receiving additional significant amounts of stock of the Company.  Pine claims the Company has defaulted on the Promissory Note that is not due until November 2005.  The Company and Matthews on the other hand have refused to issue additional stock, and even cancelled some stock previously issued in an effort to reduce its loss for the non performance of the Advisor.

The Company and Matthews filed suite in District court of Bexar County Texas against the Former Owners and was awarded a default judgment. On December 31, 2004 the Company and Matthews finalized a Settlement Agreement with the Advisor to settle this ongoing litigation.

The Settlement Agreement provides that all parties involved essentially unwind the transactions that occurred on or about November 2002 and following.  This entails Matthews returning their returning controlling interest in the Company to Pine. In exchange Matthews will receive all of the operations, assets, and liabilities of the Company from Pine.  In addition, Matthews will receive from Pine and the Advisor $200,000 payable $50,000 at the time of signing and $50,000 about each six months beginning in April 2005 thereafter until paid in full.  Matthews retains as security a 59% undilutable equity interest in the total equity of the Company until the $200,000 is paid in full.  The change of ownership and the passing of operations, assets, and liabilities will take effect upon the Advisor and/or Pine paying $100,000 of its payment obligations, anticipated to occur in May 2005.  At the point Matthews receives the $100,000 and the ownership changes hands, then all parties anticipate the Company will have no assets or liabilities and will become a publicly held “shell” company.

The Settlement Agreement is subject to numerous closing conditions; consequently, there can be no assurance that the transaction will be completed as described or at all.

The Company has evaluated the Settlement Agreement and has determined to not accrue or recognize any potential financial obligation or exposure that may or may not arise from this matter.

NOTE 17 – Contingent Liabilities & Litigation

The Company presently has two separate lawsuits filed against it pending resolution.  Limited discovery has occurred in both cases.  Management believes the contingent liability of these lawsuits is minimal, and therefore, it has concluded to accrue no contingency in the financial statements for them. .

On August 2, 2004, AMS Staff Leasing, LTD. filed a lawsuit in the 298th Judicial District  Court, Dallas County, Texas (Cause No. 04-07448-M) against Patrick Dey Matthews,  CEO of the Company, the Company, and Primary Business Systems LLC  (the “Defendants”).  It alleges, among other claims, breach of fiduciary duty, breach of contract and conversion.  On September 13, 2004, the  Defendants filed a motion to transfer venue and answer.

On or about September 13, 2004, Primary Business Systems L.L.C. (“PBS LLC”), a wholly owned subsidiary of the Company, was served with a suit filed in the 341st Judicial District Court, Webb County, Texas, by Laredo Cal-Tex, Inc. (Cause No. 2004- CV F 001296 D3), alleging breach of contract.  On September 30, 2004, PBS LLC filed a motion to transfer venue and answer.

The Company intends to vigorously defend itself against both of these lawsuits and to pursue what remedies it may have against the plaintiffs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Primary Business Systems Inc.

By:	/s/ Patrick D Matthews
PATRICK D. MATTHEWS,
CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Patrick D Matthews	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 30, 2005
Patrick D Matthews

/s/ Amanda Sinclair	Director, Executive Vice President, Secretary	March 30, 2004
Amanda Sinclair

/s/ Connie Matthews	Director	March 30, 2005
Connie Matthews

INDEX TO EXHIBITS

The exhibits designated with an asterisk (*) are filed herewith.  All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit
No.	Page No.	Description

3(i)		Articles of Incorporation of the Company dated May 7, 1997 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(ii)		Amended Articles of Incorporation of the Company dated April 26, 1999 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(iv)		By-laws of the Company (Incorporated by reference form Form 10-SB filed March 10, 1999).

10.1		FORM OF EMPLOYEE STOCK OPTION PLAN AS ADOPTED BY SHAREHOLDERS ON SEPTEMBER 21, 2004 9FILED AS EXHIBIT B to the Proxy Statement for the annual meeting of shareholders held on September 21, 2004

10.2

Form of Settlement Agreement dated as of January 4, 2005 by and among Primary Business Systems, Inc., Rick Matthews, Pine Services, Inc., Frank Custable, Jr., Primary Business LLC and Suburban Capital Corporation with Form of Letter modifying execution date to January 31, 2005.(FILED AS EXHIBIT 10.1 TO THE FORM 8-K DATED JANUARY 31, 2005)

14		Code of Ethics (PREVIOUSLY FILED AS Exhbiit A to the Proxy Statement for the annual meeting of shareholders held on september 21, 2004

21*		List of Subsidiaries

23*	F1	Consent Letter of Independent Auditors (Included as F-1)

31*		Certification pursuant to Rule 13a-14(a)/15d-14(a)

32*		Certification pursuant to 18 U.S.C Section 1350