Form 10QSB
period 2005-03-31
PRIMARY BUSINESS SYSTEMS INC
filed 2005-05-23
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

                ☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

Yes ☒                                             No ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of May 17, 2005 was 86,278,297

Transitional Small Business Disclosure Format                                              Yes ☐                    No ☒

Table of Contents

Part I

Item 1.	FINANCIAL STATEMENTS

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS

Item 3.	Controls and Procedures

Part II

ITEM 1.                                  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis with significant intercompany transactions and balances eliminated.

Primary Business Systems Inc.

& Subsidiaries

Index

Unaudited Consolidated Condensed Interim Financial Statements

For the Period Ended

March 31, 2005

PRIMARY BUSINESS SYSTEMS, INC.

& SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2004 (Audited) and March 31, 2005 (Unaudited)

ASSETS	December 31, 2004	March 31, 2005
Current assets
Cash	$185,484	$198,425
Notes receivable	107,949	53,799
Client accounts receivable	64,435	159,779
Prepaid Expenses	1,051	15,436
Workers Compensation Prepaid Premiums	96,097	96,097
Employee Advances		3,246

Total Current Assets	455,016	526,800

Property & Equipment
Furniture & Fixtures	54,454	54,454
Computer equipment	91,322	91,322
Vehicles	15,485	15,486
Payroll software	43,724	43,724

Less: accumulated depreciation	204,986	204,987

	(149,213)	(156,415)
Total Property & Equipment	55,773	48,572

Other assets
Security Deposits	1,054	1,200
Customer list, net of amortization	9,000	8,400
Goodwill	557,240	557,240
Total Other Assets	567,294	566,840
Total Assets	$1,078,083	$1,142,212

The accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet Continued

As of December 31, 2004 (audited) and March 31, 2005 (unaudited)

LIABILITIES	December 31, 2004	March 31, 2005
Current liabilities
Accounts payable	$109,812	$154,603
Checks drawn on uncollected payrolls	177,532	196,016
Deferred revenue on payrolls	0	94,657
Client Payroll Tax payable	259,260	251,103
Workers Comp payable	60,953	67,497
Client payroll amount withheld	1,532	2,794
Line of credit from banks	38,522	30,718
Total Current Liabilities	647,611	797,388

Other liabilities
Due to shareholder/officer	622,496	622,451
Total Liabilities	1,270,107	1,419,839

Stockholders’ Equity (Deficiency)
Common stock, - $.001 par value authorized - 750,000,000 shares Issued and outstanding 86,278,297 shares	86,278	86,278
Additional paid-in capital	976,342	976,342
accumulated (deficit)	(1,254,644)	(1,340,247)
Total Stockholders’ Equity (Deficiency)	(192,024)	(277,627)
Total liabilities and Stockholders’s Equity (Deficiency)	$1,078,083	$1,142,212

The accompanying notes are an integral part of theses financial statements.

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ending March 31
	2004	2005
Revenues	$548,268	$1,022,404
Cost of revenues	373,022	749,616
Gross Profit	175,246	272,788
Operating Expenses
General and Administrative	183,887	173,057
Wages, commissions & salaries	126,556	185,334
Consulting services for acquisition	0	0
Total Operating Expenses	310,443	258,391
(Loss) from Operations	(135,197)	(85,603)
Other Income	1,930	0
(Loss Before Prevision For Income Tax)	(133,267)	(85,603)
Provision for Income Taxes	-	—
Net (Loss)	$(133,267)	$(85,603)

Basic & Distributed Net (Loss) Per Share	$(.0016)	$(0.000)
Basic and Distributed Weighted Average

Shares Outstanding	85,750,747	86,278,297

The Accompanying notes are an integral part of these financial statements.

PRIMARY BUSINESS SYSTEMS, INC.  & SUBSIDUARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	For the three months ending March 31
	2004	2005
Net Income	$(133,267)	$(85,603)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:

Depreciation and amortization	7,697	7,802
(Increase) decrease in accounts receivable	32,474	(41,193)
(Increase) decrease in prepaid expense	27,218	(14,385)
(Increase) decrease in other current assets	(7,025)	(3,264)
(Increase) decrease in other assets	0	(146)
Increase (decrease) in accounts payable	(73,304)	44,789
Increase (decrease) in client payroll tax liability	30,588	(8,157)
Deferred revenue on payrolls	36,076	94,657
Increase (decrease) in other current liabilities	(13,721)	7,806
Checks drawn on uncollected payrolls	98,589	18,484
Total Adjustments	138,596	106,393
Net cash provided by (used in) operating activities	5,329	20,790

Cash flows from investing activities

Payments for the purchase of property	0	0
Net cash provided by (used in) investing activities	0	0
Cash flows from financing activities
Net borrowing under line of credit	13,488	(7,804)
Principal payments on short-term debt	(3,000)	(3,000)
Due to shareholders/officers	(173)	(45)
Net cash provided by (used in) financing activities	10,315	(7,849)
Net increase (decrease) in cash and cash equivalents	15,644	12,941

Cash and cash equivalents at beginning of year	19,845	185,484

Cash and Cash equivalents at end of quarter	$35,489	$198,425

Supplemental information
Cash payments for interest expense	$4,666	$754
Cash payments for income taxes	—	—
		$—
Non Cash Items (None)

The accompanying notes are an integral part of these financial statements

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Interim Financial Statements

March 31, 2005

NOTE 1 — BASIS OF PRESENTATION

The condensed interim financial statements at March 31, 2005 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the current quarter and year to date ended March 31, 2005, are not necessarily indicative of the results which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC, Primary HR Services LLC and AHJR Inc., dba/Concord Staffing Services in these financial statements.  All significant intercompany transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2004 and 2003 remain unchanged.

NOTE 3 — CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended March 31, 2005.

NOTE 4 — RELATED PARTY TRANSACTIONS

Notes Receivable reported as a current asset of $53,799 is due from Consumers Insurance Agency, LLC.  The primary member of the LLC is Patrick Matthews who is the majority shareholder in the Company.  The notes receivable make up revolving cash advances to the LLC and expenses paid on behalf of the LLC by the Company.

These revolving notes receivable were part of the 2002 acquisition of the present operations of the Company.  At the time of acquisition, these revolving notes receivable were for an amount equal to what is presently reported in the financial statements as of March 31, 2005.

NOTE 5 — ACCOUNTS RECEIVABLE FACTORED

Concord, the Company’s subsidiary, factors its accounts receivable.  As of March 31, 2005 it had $13,138 accounts receivable factored, all with recourse, none of which have ever returned to the Company for lack of payment.  The Company has made no provision for loss on receivables factored as it believes the risk exposure is minimal.

NOTE 6 — PENDING CHANGE IN MAJORITY OWNERSHIP AND LIQUIDATION OF THE OPERATIONS

in January 2005 the Company along with its majority shareholder group (jointly referred to as “Matthews Family”) finalized a Settlement Agreement (“Agreement”) with the former majority shareholder group and a former consultant (jointly referred to as the “Former Owners”). The members of the Matthews Family also constitute the Company’s officers  and directors.

The Settlement Agreement provides that all parties involved essentially unwind the initial transactions that occurred on or about November 2002 and which resulted in the Company entering into its current lines of business and the Matthews Family obtaining control of the Company. It also settles several lawsuits among the Matthews Family, the Company and the Former Owners..  This entails Matthews surrendering their controlling interest in the Company to the Former Owners and returning a significant number of shares to the Company.  In exchange Matthews will receive all of the capital stock of all of the subsidiaries of the Company.  In addition, Matthews will receive from the Former Owners $200,000 payable in installments, of which $50,000 has been paid to date.  Matthews will forgive all debt owed it by the Company in the amount of approximately $ 622,451.

The Settlement Agreement is subject to numerous closing conditions; consequently, there can be no assurance that the transaction will be completed as described or at all. The Company has filed a Form 14C Information Statement with respect to the transaction and have mailed a copy to shareholders of record as of April 22, 2005.

The Company has evaluated the Settlement Agreement and has determined to not accrue or recognize any potential financial obligation or exposure that may or may not arise from this matter.

NOTE 7 — CONTINGENT LIABILITIES & LITIGATION

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

On August 2, 2004, AMS Staff Leasing, LTD. filed a lawsuit in the 298th Judicial District Court, Dallas County, Texas (Cause No. 04-07448-M) against Patrick Dey Matthews CEO of the Company, the Company, and Primary Business Systems LLC (the “Defendants”).  It alleges, among other claims, breach of fiduciary duty, breach of contract and conversion.  On September 13, 2004, the Defendants filed a motion to transfer venue and answer.

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

Overview

The business of Primary Business Systems Inc. is to operate in the Professional Employer Organization industry and the Temporary Staffing Services Industry and operates through its subsidiaries Primary Buisness Systems LLC, Primary HR Services LLC and Concord Staffing Services (Subsidiaries) and as economies of scale can be realized combine the individual entities in each sector.

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

Revenues.    Revenues consist of service fees charged by Primary LLC, Primary HR Services LLC and Concord (Subsidiaries) to cover the costs of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided to their clients. The service fee charged is invoiced along with each periodic payroll delivered to the client. The client’s portion of health plan costs is charged separately and is not included in the service fee. Service revenues are recognized in the period in which the worksite employee works. Under this accrual method of accounting, service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages. Subsequent to the end of each period, such wages are paid and the related service fees are billed.

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

Operating Expenses.    Operating expenses consist primarily of salaries, wages and commissions associated with the Subsidiaries internal employees, and general and administrative expenses. Sales and marketing commissions and client referral fees are expensed as incurred. Primary expects that future revenue growth will result in increased operating leverage, as the Subsidiaries fixed operating expenses are leveraged over a larger revenue base.

Income Taxes.    Primary records income tax expense using the asset and liability method of accounting for deferred income taxes. Primary’s effective tax rate for 2003 was 0%.

Profitability.    Profitability is largely dependent upon the Subsidiaries success in generating revenues for their services and managing the costs that are within its control. Revenues and costs of service primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes. Subsidiaries seek to manage these costs through the use of: (i) workers’ compensation arrangements with carriers who efficiently manage claims administration, internal risk assessment and client risk management programs; (ii) appropriately designed health benefit plans that encourage worksite employee participation, and, (iii) aggressive management of its state unemployment tax exposure.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.

The following table presents Primary’s results of operations for the quarter ending March 31, 2005 and 2004, expressed as a percentage of revenues:

	2005	2004
Revenues	100.0%	100.0%
Cost of Services	73.33	68.04

Gross Profit	26.68	31.96
Operating Expenses:
General and administrative	16.92	33.53
Salaries, wages and commissions	18.13	23.08
Consulting Services	0	0

Total operating costs	35.05	56.62

Operating (loss) income	(8.37)	24.3
Other income	0.0	0.0
Interest expense	0.0	0.0
Other non-operating expense	0.0	0.0

(Loss) income before income taxes	(8.37)	(24.30)
Income tax (benefit) provision	0	0

Net income (loss)	(8.37)	(24.30)

Quarter ending March 31, 2005 compared to March 31, 2004

For the three months ended March 31, 2005, revenues increased $474,136, or 86.48% from 2004, totaling $1,022,404 in 2005 compared to $548,268, for 2004.  The three month increase reflects our focus on sales and the addition of a number of new clients.  The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 410K administration cost, state unemployment taxes and other costs for the three months ended March 31, 2005, increased $376,594 from 2004, totaling $749,616, or 73.33% of revenues for 2005, compared to $373,022 or 68.03% for 2003.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the three months ended March 31, 2005 increased $95,542 or 55.66% from 2004, totaling $272,788 or 26.68% for 2005, compared to $175,246, or 31.96% for 2004.  While gross profit dollars increased for the quarter gross profit margin decreased primarily due to workers’ compensation cost increases resulting from new clients and the initial higher cost realized when new clients are acquired.

Operating expenses for the three months ended March 31, 2005, were $358,391 for 2005, or 35.05 % of revenues compared to $310,443, or 56.62% of revenues for the period ending March 2004 resenting an increase of $47,948.  Operation expense increases are a result of our investment in our staff as discussed below.

Salaries, wages and commissions for the three months ended March 31, 2005, were $185,334 for 2005, or 18.13 % of revenues compared to $126,556 or 23.08% for 2004, representing an increase of $58,778.   Payroll costs increased as Primary LLC expanded staff to facilitate best services to our customers, increased its sales staff and the addition of staff for Primary HR Services LLC our Mississippi subsidiary.  At the end of March 2004 the combined Subsidiaries employed eleven, for the same period ending March 2005 the combined subsidiaries employed fifteen.

Other general and administrative expenses for the three months ended March 31, 2005, were $173,057, or 16.93% of revenue for 2005, compared to $183,887, or 33.54 % of revenue in 2004, representing a decrease of $10,830.

We experienced a net loss for the three months ending March 31, 2005 of ($85,603), or 8.37% of revenue as compared to a net loss of ($135,197), or 24.30% of revenue for 2004.  The decrease in operating losses is attributed to our increased in sales.

Liquidity and Capital Resources

Primary had $ 198,425 in cash and cash equivalents and restricted certificates of deposit at March 31, 2005. Primary is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, Primary LLC had deposited $96,097, as collateral with the Company’s workers’ compensation plans upon renewal of its plan for 2003/2004 which was then carried forward for the 2004/2005 policy year. Primary LLC’s workers’ compensation programs for the 2001 through November 2004 program years are subject to no further collateral adjustments.

The Company had no long-term debt as of March 31, 2005 other than to its major shareholder, who is an officer and director. The principal amount of this outstanding debt at March 30, 2005 is $622,451.This debt is intended to be forgiven in consideration of the pending transaction described in Note 6 above and also in Item 4 below.

The charges to clients by Primary LLC, Primary HR and Concord derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As a co-employer, and under the terms of the Client Services Agreement, Primary LLC, Primary HR and Concord is obligated to make certain wage, tax and regulatory payments. Because of this, the objective of Primary LLC is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by Primary LLC.

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

Off-balance Sheet Arrangements

Primary does not currently have any off-balance sheet arrangements

Purchase of Registrant’s Securities

Primary did not purchase any of its securities during the quarter ended March 31, 2005.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly or materially, or have materially or are reasonably likely to materially effect  these controls over financial reporting subsequent to the Evaluation Date set forth above.

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

We recently entered into a settlement agreement (“Settlement Agreement”) with several parties which will, if consummated, have the effect of unwinding the transactions by which Primary Business entered the Professional Employer Organization and Staffing Businesses. In addition, the Settlement Agreement will settle the aforementioned lawsuits.  The Settlement Agreement will, if consummated, result in a change of control of Primary Business and a distribution of the significant business assets of the Company to Patrick Matthews and his family (the “Mathews Family”). In effect, the terms and conditions of the Settlement Agreement will “unwind” the transactions entered into by Primary Business Systems Inc and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in September and November 2002.  Prior to these transactions, Primary Business had no significant operations and assuming completion of the transaction described herein, will have no significant operations.  See the Description in Item 4 and in Note 6 to the Financial Statements above.

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

                                                             None

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We recently entered into a settlement agreement (“Settlement Agreement”) with several parties which will, if consummated, have the effect of unwinding the transactions by which Primary Business entered the Professional Employer Organization and Staffing Businesses. The

Settlement Agreement will, if consummated, result in a change of control of Primary Business and a distribution of the significant business assets of the Company to Patrick Matthews and his family (the “Mathews Family”). In effect, the terms and conditions of the Settlement Agreement will “unwind” the transactions entered into by Primary Business Systems Inc and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in September and November 2002.  Prior to these transactions, Primary Business had no significant operations and assuming completion of the transaction described herein, will have no significant operations.

As described above in September and November 2002, Primary, Pine Services and the Matthews Family consummated a series of transactions (i) which resulted in the Matthews Family selling their family owned business, Primary LCC to Primary in a stock exchange; (ii) resulted in Primary changing its name from Sharecom, Inc. to its current name; and (iii) whereby Primary LLC acquired from Pine Services a majority (approximately 59.7%) of then outstanding common stock of the Company in exchange for a note from the Primary LLC in the principal amount of $550,000. Further, members of the Matthews Family then became the officers and directors of Primary Business Systems Inc.

The parties to these various actions decided it was in their mutual best interests to settle the actions. Under the terms of Settlement Agreement, dated as of January 31, 2005, the following transactions will occur:

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

3.                                       The Matthews Family will receive an aggregate of $200,000 from Custable and Pine, payable in installments, of which $50,000 has been paid to date; and

4.                                       All members of the Mathews Family will resign as officers and directors of Primary Business Systems Inc and new officers and directors will be appointed by Pine Services Inc as the majority shareholder

5.                                       The Matthews Family will forgive all debt, in the amount of approximately $622,496 owed to it by Primary Business Systems Inc.

The Matthews Family have delivered to Primary written votes in favor of the Settlement Agreement.  As of April 1, 2005, the Matthews Family owns approximately 91 % of our outstanding shares of Common Stock.  The Company has mailed to all shareholders of Primary as of record of April 22, 2005 an Information Statement to reflect that we have received the consent from the Matthews Family and that Primary expects to complete the transaction within a date which is not more than 25 days after mailing.

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

Reports on form 8-K

Form 8-K filed on February 3. 2005 reflecting the Registrant’s entry into material agreements under Item 1.01 of Form 8-k

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the under singed, there unto dully authorized, this 19th day of May, 2005..

Primary Business Systems Inc.

S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	May 19, 2005
And Principal Accounting Officer

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)