Form 10QSB
period 2005-06-30
PRIMARY BUSINESS SYSTEMS INC
filed 2005-08-15
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Yes ☒                                                                                                                                                             No ☐

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of June 30, 2005 was 86,278,297

Transitional Small Business Disclosure Format              Yes ☐    No ☒

ITEM 1.                                                  FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Primary Business Systems Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2005 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as of Pages F-1 through F-9 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005. The financial statements are presented on the accrual basis with significant intercompany transactions and balances eliminated.

Primary Business Systems Inc.

 & Subsidiaries

Index

Unaudited Consolidated Condensed Interim Financial Statements

For the Period Ended

June 30, 2005

F-2

PRIMARY BUSINESS SYSTEMS, INC.

& SUBSIDIARIES

Consolidated Balance Sheet

As of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash	$76,350	$185,484
Notes receivable	123,820	107,949
Client accounts receivable	67,821	64,435
Prepaid Expenses	42,803	1,051
Workers Compensation Prepaid Premiums	96,097	96,097

Total Current Assets	406,892	455,016

Property & Equipment
Furniture & Fixtures	54,454	54,454
Computer equipment	91,322	91,322
Vehicles	15,485	15,485
Payroll software	43,724	43,724

Total Property and Equipment	204,986	204,986

Less: accumulated depreciation	(158,853)	(149,213)
Net Property & Equipment	55,773	55,773

Other assets
Security Deposits	1,055	1,054
Customer list, net of amortization	7,800	9,000
Goodwill	557,240	557,240
Total Other Assets	566,095	567,294
Total Assets	$1,019,120	$1,078,083

The accompanying notes are an integral part of these financial statements.

F3

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

Consolidated Balance Sheet Continued

As of June 30, 2005 (unaudited) and December 31, 2004 (audited)

	June 30, 2005	December 31, 2004
LIABILITIES
Current liabilities
Accounts payable	$136,883	$109,812
Checks drawn on uncollected payrolls	0	177,532
Deferred revenue on payrolls	86,450	0
Client Payroll Tax payable	293,164	259,260
Workers Comp payable	45,777	60,953
Client payroll amount withheld	5,306	1,532
Line of credit from banks	21,345	38,522
Total Current Liabilities	588,925	647,611

Other liabilities
Due to shareholder/officer	622,451	622,496
Total Liabilities	1,211,376	1,270,107

Stockholders’ Equity (Deficiency)
Common stock, - $.001 par value authorized - 750,000,000 shares Issued and outstanding 86,278,297 shares	86,278	86,278
Additional paid-in capital	976,342	976,342
accumulated (deficit)	(1,254,876)	(1,254,644)
Total Stockholders’ Equity (Deficiency)	(192,256)	(192,024)
Total liabilities and Stockholders’s Equity (Deficiency)	$1,019,120	$1,078,083

The accompanying notes are an integral part of theses financial statements.

F4

PRIMARY BUSINESS SYSTEMS, INC.

And SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

For the Three Months and Six Months Ended June 30, 2005 and 2004

	Three months ending June 30		Six months ending June 30
	2005	2004	2005	2004

Revenues	$1,228,236	$782,631	$2,266,000	$1,332,829
Cost of revenues	688,047	482,265	1,438,500	855,287
Gross Profit	540,191	300,366	827,500	477,542
Operating Expenses
General and Administrative	165,613	202,386	352,519	386,273
Wages, commissions & salaries	289,207	153,986	457,213	280,519
Total Operating Expenses	454,820	356,348	827,732	666,792
(Loss) from Operations	85,371	(55,982)	(232)	(189,250)
Other Income	0	0	0	0
(Loss) Before Prevision For Income Tax	85,371	(55,982)	(232)	(189,250)
Provision for Income Taxes	—	—	—	—
Net Income (Loss)	$85,371	$(55,982)	$(232)	$(189,250)

Basic & Distributed Net Income (Loss) Per Share	$0.0	$(.000)	$(0.0)	$(.000)
Basic and Distributed Weighted Average Shares Outstanding	86,278,297	85,750,747	86,278,297	85,750,747

The Accompanying notes are an integral part of these financial statements.

F5

PRIMARY BUSINES SYSTEMS, INC. and SUBSIDIARY

Unaudited Consolidated Condensed Interim

Statement of Stockholder’s Equity (Deficiency)

For the Period Ended June 30, 2005

	Common Stock		Paid-in	Additional accumulated	Total
	Shares	Amount	capitol	Deficit	Equity (Deficiency)
Balance December 31, 2004	86,278,297	$86,278	976,342	$(1,254,644)	$(192,024)
Net Income (Loss)				(232)	(232)
Balance June 30, 2004	86,278,297	$86,297	976,342	$(1,254,876)	$(192,256)

The accompanying notes are an integral part of these financial statements.

F6

PRIMARY BUSINESS SYSTEMS, INC.  & SUBSIDUARIES

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

	For the Six months ending June 30
	2005	2004
Net Income	$(232)	$(189,250)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	10,834	15,795
(Increase) decrease in accounts receivable	(3,386)	494
(Increase) decrease in prepaid expense	(41,752)	42,396
(Increase) decrease in other current assets	(15,871)	(15,542)
Increase (decrease) in accounts payable	27,278	(92,255)
Increase (decrease) in client payroll tax liability	33,904	172,602
Increase (decrease) in deferred revenue	86,450	0
Increase (decrease) in other current liabilities	(11,405)	40,174
Checks drawn on uncollected payrolls	(177,532)	(9,123)
Total Adjustments	(91,860)	154,541
Net cash provided by (used in) operating activities	(91,912)	(34,709)
Cash flows from investing activities
Payments for the purchase of property	0	0
Net cash provided by (used in) investing activities	0	0
Cash flows from financing activities
Net borrowing (paybacks) under line of credit	(17,177)	7,448
Net borrowing on notes payable	0	63,361
Principal (payments) on short-term debt	0	(20,973)
Due to shareholders/officers	(45)	(174)
Net cash provided by (used in) financing activities	(17,222)	49,662
Net increase (decrease) in cash and cash equivalents	(109,134)	14,953

Cash and cash equivalents at beginning of year	185,484	19,845

Cash and Cash equivalents at end of period	$76,350	$34,798

The accompanying notes are an integral part of these financial statements

F7

PRIMARY BUSINESS SYSTEMS, INC.  & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Six Months Ended June 30
	2005	2004
Supplemental information:
Cash payments for interest expense	$0	0
Cash payments for income taxes	$—	$—

Non Cash Items (None)

The Accompanying notes are an integral part of these financial statements

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)

F8

PRIMARY BUSINESS SYSTEMS, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Interim Financial Statements

June 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at June 30, 2005 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the current quarter and year to date ended June 30, 2005, are not necessarily indicative of the results which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended June 30, 2005.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Receivable reported as a current asset of $123,820 is due from Consumers Insurance Agency, LLC.  The primary member of the LLC is Patrick Matthews who is also the majority shareholder in the Company.  The notes receivable make up revolving cash advances to the LLC and expenses paid on behalf of the LLC by the Company.

These revolving notes receivable were part of the 2002 acquisition of the present operations of the Company.  At the time of acquisition, these revolving notes receivable were for an amount less than what is presently reported in the financial statements as of June 30, 2005.

F9

NOTE 5 – ACCOUNTS RECEIVABLE FACTORED

Concord, the Company’s subsidiary, factors its accounts receivable.  As of June 30, 2005 it had $21,569.00 accounts receivable factored, all with recourse, none of which have ever returned to the Company for lack of payment.  The Company has made no provision for loss on receivables factored as it believes the risk exposure is minimal.

NOTE 6 Termination of a Material Definitive Agreement

Primary Business Systems, Inc., a Nevada corporation (“Primary Business” or the “Company”), had previously announced, on Form 8-k dated January 31, 2005, that it had entered into a Settlement Agreement , dated as of January 31, 2005 with several parties to resolve outstanding claims, judgements and existing litigation.  The Company also previously filed with the Securities and Exchange Commission and distributed to its shareholders of record as of April 22, 2005 an Information Statement regarding the proposed transaction.

As a result of the failure by the other parties to the Settlement Agreement to adhere to the terms thereof and to perform their obligations thereunder, the Company has declared a default and terminated the Settlement Agreement.  The Company has been unable to reach any of the other parties to the Settlement Agreement despite delivering several demand and notice of default letters.

The Settlement Agreement would have, if consummated, resulted in a change of control of the Company and a distribution of the significant business assets of the Company to Patrick Matthews and his family (the “Mathews Family”).  In effect, the terms and conditions of the Settlement Agreement would have “unwound” the transactions entered into by the Company and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in November 2002.  Prior to these transactions, the Company had no significant operations.

As a result of termination of the Settlement Agreement, there will be no change in control of the Company, Patrick Matthews will remain as Chairman and Chief Executive Officer of the Company, and the remaining officers and directors of the Company will remain in their positions. The Company will continue with its present operations as existing prior to the Settlement Agreement.

NOTE 7 – CONTINGENT LIABILITIES & LITIGATION

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

On August 2, 2004, AMS Staff Leasing, LTD. filed a lawsuit in the 298th Judicial District Court, Dallas County, Texas (Cause No. 04-07448-M) against Patrick Dey Matthews CEO of the Company, the Company, and Primary Business Systems LLC (the “Defendants”).  It alleges, among other claims, breach of fiduciary duty, breach of contract and conversion.  On September 13, 2004, the Defendants filed a motion to transfer venue and answer.any update?

F10

On or about September 13, 2004, Primary Business Systems L.L.C. (“PBS LLC”), a wholly owned subsidiary of the Company, was served with a suit filed in the 341st Judicial District Court, Webb County, Texas, by Laredo Cal-Tex, Inc. (Cause No. 2004- CV F 001296 D3), alleging breach of contract.  On September 30, 2004, PBS LLC filed a motion to transfer venue and answer.  Any update?

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

The following table presents Primary’s results of operations for the three and six months ending June 30, 2005 and 2004, expressed as a percentage of revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues	100.0	100.00	100.00	100.0%
Cost of Services	56.02	61.62	63.48	64.17
Gross Profit	43.92	38.38	36.52	35.83
Operating Expenses:
General and administrative	13.48	25.86	15.56	28.98
Salaries, wages and commissions	23.55	19.67	20.97	21.05
Consulting Services	0			0
Total operating costs	37.03	45.53	36.53	50.03
Operating (loss) income	6.95	(7.15)	(00.01)	(14.20)
Other income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0
Other non-operating expense	0.0	0.0	0.0	0.0
(Loss) income before income taxes	6.95	(7.15)	(00.01)	(14.20)
Income tax (benefit) provision	0.0	0.0	0.0	0.0
Net income (loss)	6.95	(7.15)	(00.01)	(14.20)

Quarter ending June 30, 2005 compared to June 30, 2004

For the quarter ended June 30, 2005, revenues increased $445,607, or 56.9% from 2004, totaling $1,228,238 in 2005 compared to $782,631, for 2004.  The three month increase reflects our focus on sales and the addition of a number of new clients.  The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 410K administration cost, state unemployment taxes and other costs for the Quarter ended June 30, 2005,  totaled $688,047 or 56.02% of revenues for 2005, compared to $483,265 or 61.62% for 2004.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the quarter ended June 30, 2005 was 540,191 or 43.92% of revenue compared to $300,366 or 38.38% for 2004.  Gross profit dollars increased for the quarter $239,852 or 79.84% over the same quarter 2004.

Operating expenses for the quarter ended June 30, 2005, was $454,820 for 2005, or 37.03 % of revenues compared to $356,348, or 45.53% of revenues for 2004.

Salaries, wages and commissions for the Quarter ended June 30, 2005, were $289,207 for 2005, or 23.55% of revenues compared to $153,962 or 19.67% for 2004.  Payroll costs increased as Primary LLC expanded staff to facilitate best services to our customers, increased its sales staff, and increased its commission expense and the addition of staff for Primary HR Services LLC our Mississippi subsidiary.  At the end of

June 2004 the combined Subsidiaries employed eleven, for the same period ending June 2005 the combined subsidiaries employed fifteen.

Other general and administrative expenses for the quarter ended June 30, 2005, was $165,613, or 13.48% of revenue for 2005, compared to $202,386, or 25.86 % of revenue in 2004, representing a decrease of $36,773 in general and administrative expenses.  ..

We experienced a net gain for the quarter ended June 30, 2005 of $85,371, or 6.95% of revenue as compared to a net loss of ($55,982), or 7.15% of revenue for 2004.  The decrease in operating losses is attributed to our increased in sales, focus on limiting expenses and a reduction in legal fees for the Corporation.

Six Months ending June 30, 2005 compared to June 30, 2004

For the six months ended June 30, 2005, revenues increased $933,171, or 70.01% from 2004, totaling $2,266,000 in 2005 compared to $1,332,829, for the same period in 2004.  The Six month increase reflects our focus on sales and the addition of a number of new clients.  The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 410K administration cost, state unemployment taxes and other costs for the six months ended June 30, 2005,  totaled $1,438,500 or 63.48% of revenues for 2005, compared to $855,287 or 64,17% for 2004.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the six months ended June 30, 2005 was $827,500 or 36.52% of revenue compared to $477,542 or 35.83% for 2004.  Gross profit dollars increased for the six months $349,958 or 73.28% over the same quarter 2004.

Operating expenses for six months ended June 30, 2005, was $827,732 for 2005, or 36.53 % of revenues compared to $666,792, or 50.03% of revenues for 2004.

Salaries, wages and commissions for six months ended June 30, 2005, were $475,213 for 2005, or 20.97% of revenues compared to $280,519 or 21.05% for 2004.  Payroll costs increased as Primary LLC expanded staff to facilitate best services to our customers, increased its sales staff, and increased its commission expense and the addition of staff for Primary HR Services LLC our Mississippi subsidiary.  At the end of June 2004 the combined Subsidiaries employed eleven, for the same period ending June 2005 the combined subsidiaries employed fifteen.

Other general and administrative expenses for the six months ended June 30, 2005, was $352,519, or 15.56% of revenue for 2005, compared to $386,273, or 28.98 % of revenue in 2004, representing a decrease of $33,754 in general and administrative expenses.  .

We experienced a net loss for the six months ended June 30, 2005 of $232, or 00.01% of revenue as compared to a net loss of ($189,250), or 14.20% of revenue for 2004.  The decrease in operating losses is attributed to our increased in sales, focus on limiting expenses and a reduction in legal fees for the Corporation.

Liquidity and Capital Resources

Primary had $ 76,350 in cash and cash equivalents and restricted certificates of deposit at June 30, 2005. Primary is required to collateralize its obligations under its workers compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, Primary LLC had deposited $96,097, as collateral with the Company’s workers’ compensation plans upon renewal of its plan for 2003/2004 which was then carried forward for the 2004/2005 policy year. Primary LLC’s workers’ compensation programs for the 2001 through November 2004 program years are subject to no further collateral adjustments.

The Company had no long-term debt as of June 30, 2005 other than to its major shareholder, who is an officer and director. The principal amount of this outstanding debt at June 30, 2005 is $622,451. [WHAT IS GOING TO HAPPEN WITH THIS?] DOES IT BEAR INTEREST?

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

Off-balance Sheet Arrangements

Primary does not currently have any off-balance sheet arrangements

Purchase of Registrant’s Securities

Primary did not purchase any of its securities during the quarter ended June 30, 2005.

ITEM 3 CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the period covered by this Report on Form 10-QSB (“Evaluation Date”).  Based on their evaluation, our chief executive officer and chief financial officer (who is also our controller and principal accounting officer) have concluded that as of the date of the end of the period covered by this Report on Form 10-QSB, our disclosure controls and procedures are effective to ensure that all  information required to be filed in this Report on Form 10-QSB the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

9

PART II

OTHER INFORMATION

Item 1.               Legal Proceedings

Termination of a Material Definitive Agreement

Primary Business Systems, Inc., a Nevada corporation (“Primary Business” or the “Company”), had previously announced, on Form 8-k dated January 31, 2005, that it had entered into a Settlement Agreement , dated as of January 31, 2005 with several parties to resolve outstanding claims, judgements and existing litigation.  The Company also previously filed with the Securities and Exchange Commission and distributed to its shareholders of record as of April 22, 2005 an Information Statement regarding the proposed transaction.

As a result of the failure by the other parties to the Settlement Agreement to adhere to the terms thereof and to perform their obligations thereunder, the Company has declared a default and terminated the Settlement Agreement.  The Company has been unable to reach any of the other parties to the Settlement Agreement despite delivering several demand and notice of default letters.

The Settlement Agreement would have, if consummated, result in a change of control of the Company and a distribution of the significant business assets of the Company to Patrick Matthews and his family (the “Mathews Family”).  In effect, the terms and conditions of the Settlement Agreement would have “unwound” the transactions entered into by the Company and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in November 2002.  Prior to these transaction, the Company had no significant operations.

As a result of termination of the Settlement Agreement, there will be no change in control of the Company, Patrick Matthews will remain as Chairman and Chief Executive Officer of the Company, and the remaining officers and directors of the Company will remain in their positions. The Company will continue with its present operations as existing prior to the Settlement Agreement.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the under singed, there unto dully authorized, this 12th day of August, 2005..

Primary Business Systems Inc.

S/ Patrick D Matthews
Patrick D. Matthews
President, Chief Executive Officer and Chairman	August 12, 2005
And Principal Accounting Officer

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)