Form 10KSB/A
period 2004-12-31
PRIMARY BUSINESS SYSTEMS INC
filed 2005-10-05
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED DECEMBER 31, 2004

000-25523

Commission File Number

PBS HOLDING, INC.

(FORMERLY PRIMARY BUSINESS SYSTEMS INC)

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

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Note to Filing

This Amendment No. 1 to Form 10-KSB has been filed to correct omissions which were contained in the Compensation chart in Item 10 for the compenstion of the Chief Executive Officer. In addition, we have also corrected the signature date on the signature of Amanda Sinclair and the certification of Exhibit 32 to correct a typographical error in the reference date for the Form 10-KSB.

The name of the Registrant changed from Primary Business Systems, Inc. to PBS Holding, Inc.effective September 29, 2005.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth executive compensation information as of December 31, 2004 with respect to each executive officer whose total annual salary and bonus exceeded $100,000 or more:

				Long Term Payouts
Anual compensation				Awards		Payouts Other
a Name and principal position	b Year	c Sallary	d Bonuses	e Other annual compensation	f Restricted Stock awards	g Securities underlying options/ SAR’s #	h LTIP Payout	i Other
Patrick Matthews CEO	2004	84,450	0	0	0	0	0	0
Patrick Matthews CEO	2003	86,000	0	0	0	0	0	0

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, hereunto duly authorized.

PBS Holding, Inc.

By:	/s/ Patrick D Matthews
PATRICK D. MATTHEWS,
CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: September 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Patrick D Matthews	Chairman of the Board, Chief Executive Officer and President and Principal Accounting Officer	September 30, 2005
Patrick D Matthews

/s/ Amanda Sinclair	Director, Executive Vice President, Secretary	September 30, 2005
Amanda Sinclair