Form 10QSB
period 2005-09-30
PRIMARY BUSINESS SYSTEMS INC
filed 2005-11-14
CIK 1077150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission file number: 000-25523

PBS Holding, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0857752
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

433 Kitty Hawk Drive, Suite 226, Universal City, Texas 78148

 (Address of principal executive office)

(210) 658-4675

(Issuer’s telephone number)

Primary Business Systems, Inc.

(Former name since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of September 30, 2005 was 10,784,753

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

PBS HOLDING, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMEMTS

Basis of Presentation

As used herein, the term the “Company” refers to PBS Holding, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a Consolidated Balance Sheet for the Company as of the quarter ended September 30, 2005 and Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statements of Cash Flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto as Pages 3 thru 10 and are incorporated herein by this reference.

The accompanying unaudited Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2003.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.  The financial statements are presented on the accrual basis with significant inter-company transactions and balances eliminated.

PBS HOLDING, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

As of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash	$55,671	$185,484
Notes receivable	145,658	107,949
Client accounts receivable	111,008	64,435
Prepaid Expenses	1,200	1,051
Workers Compensation Prepaid Premiums	96,097	96,097

Total Current Assets	409,635	455,016

Property & Equipment
Furniture & Fixtures	54,454	54,454
Computer equipment	91,969	91,322
Vehicles	15,486	15,485
Payroll software	43,724	43,724

Total Property and Equipment	206,651	204,986

Less: accumulated depreciation	(166,055)	(149,213)
Net Property & Equipment	40,596	55,773

Other Assets
Security Deposits	1,055	1,054
Customer list, net of amortization	7,200	9,000
Goodwill	557,240	557,240
Total Other Assets	565,495	567,294
Total Assets	$1,015,726	$1,078,083

The accompanying notes are an integral part of these financial statements.

	September 30, 2005	December 31, 2004
LIABILITIES
Current Liabilities
Accounts payable	$129,396	$109,812
Checks drawn on uncollected payrolls	98,060	177,532
Deferred revenue on payrolls	8,094	—
Client Payroll Tax payable	293,128	259,260
Workers Comp payable	45,777	60,953
Client payroll amount withheld	8,960	1,532
Note Payable AMS, Inc	47917	—
Line of credit from banks	13,967	38,522
Total Current Liabilities	625,299	647,611

Other Liabilities
Due to shareholder/officer	622,451	622,496
Total Liabilities	1,247,750	1,270,107

Stockholders’ Equity (Deficiency)
Common stock, - $.001 par value authorized - 750,000,000 shares Issued and outstanding 10,784,753 shares	86,278	86,278
Additional paid-in capital	976,342	976,342
Accumulated (deficit)	(1,294,643)	(1,254,644)
Total Stockholders’ Equity (Deficiency)	(232,023)	(192,024)
Total liabilities and Stockholder’s Equity (Deficiency)	$1,015,726	$1,078,083

The accompanying notes are an integral part of theses financial statements.

PBS HOLDING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2005 (Unaudited) and 2004

	Three months ending September 30		Nine months ending September 30
	2005	2004	2005	2004

Revenues	$1,359,633	$950,246	$3,625,634	$2,283,076
Cost of revenues	794,490	590,811	2,233,827	1,436,098
Gross Profit	565,144	369,435	1,391,807	846,978
Operating Expenses
General and Administrative	267,429	136,269	743,315	522,512
Wages, commissions & salaries	335,973	164,469	688,492	444,988
Total Operating Expenses	603,402	300,708	1,431,807	967,500
(Loss) from Operations	(38,258)	66,727	(39,999)	(120,522)
Other Income	—	—	—	—
(Loss) Before Prevision For Income Tax	(38,258)	66,272	(39,999)	(123,522)
Provision for Income Taxes	—	—	—	—
Net Income (Loss)	$(38,258)	$66,272	$(39,999)	$(120,522)

Basic and Distributed Net Income (Loss) Per Share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and Distributed Weighted Average Shares Outstanding	86,278,297	85,750,747	86,278,297	86,278,297

The accompanying notes are an integral part of these financial statements.

PBS HOLDING, INC.

AND SUBSIDIARIES

CONSOLIDATED CONDENSED INTERIM

STATEMENT OF STOCKHOLDERS EQUITY (Deficiency)

For the Period Ended September 30, 2005 (Unaudited)

				Additional	Total
	Common Stock			Accumulated	Equity
	Shares	Amount	Paid-in-Capital	(Deficit)	(Deficiency)
Balance December 31, 2004	86,278,297	$86,278	976,342	$(1,254,644)	$(192,024)
Net Income (Loss)	—	—	—	(39,999)	(39,999)
Balance June 30, 2004	86,278,297	$86,297	976,342	$(1,294,643)	$(232,023)

The accompanying notes are an integral part of these financial statements.

PBS HOLDING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	For the Nine months ending September 30
	2005	2004
Net Income	$(39,999)	$(120,522)
Adjustments to reconcile net income (loss) to net cash provided by.(used by) operating activities:
Depreciation and amortization	18,636	22,885
(Increase) decrease in accounts receivable	(46,572)	7,746
(Increase) decrease in prepaid expense	(149)	68,677
(Increase) decrease in other current assets	(37,708)	(21,762)
Increase (decrease) in accounts payable	19,585	(105,263)
Increase (decrease) in client payroll tax liability	13,868	196,730
Increase (decrease) in deferred revenue	8,094	—
Increase (decrease) in other current liabilities	(7,748)	35,004
Checks drawn on uncollected payrolls	(79,472)	40,544
Total Adjustments	(111,466)	244,561
Net cash provided by (used in) operating activities	(151,465)	124,039

Cash flows from investing activities; Payments for the purchase of property	(1,665)	(3,947)
Net cash provided by (used in) investing activities	(1,665)	(3,947)

Cash flows from financing activities
Net borrowing (paybacks) under line of credit	(24,555)	1,095
Net borrowing on notes payable	50,000	(20,973)
Principal (payments) on short-term debt	(2,083)	—
Due to shareholders/officers	(45)	(173)
Net cash provided by (used in) financing activities	23,317	(20,051)

Net increase (decrease) in cash and cash equivalents	(129,813)	100,041

Cash and cash equivalents at beginning of year	185,484	19,845

Cash and Cash equivalents at end of period	$55,671	$119,886

The accompanying notes are an integral part of these financial statements.

For Nine Months Ended September 30
	2005	2004
Supplemental information:
Cash payments for interest expense	$—	$—
Cash payments for income taxes	—	—
Non Cash Items (None)	$—	$—

The Accompanying notes are an integral part of these financial statements.

PBS HOLDING, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at September 30, 2005 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004. The accompanying unaudited interim financial statements for the current quarter and year to date ended September 30, 2005, are not necessarily indicative of the results which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC (“PBS LLC”), Primary HR Services, LLC (“Primary HR”), and AHJR, Inc., DBA Concord Staffing Services (“AHJR”) in these financial statements.  All significant inter-company transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2004 and 2003 remain unchanged.

NOTE 3 – CHANGE IN STOCKHOLDERS EQUITY

The statement of changes in stockholders equity is reported in these financial statements and discloses the transactions as they were incurred in the nine months ended September 30, 2005.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Receivable reported as a current asset of $145,658 is due from Consumers Insurance Agency, LLC.  The majority members of Consumers Insurance Agency, LLC are Patrick Matthews and Amanda Sinclair who are the majority shareholders in the Company.  The notes receivable make up revolving cash advances to Consumers Insurance Agency, LLC and expenses paid on behalf of Consumers Insurance Agency, LLC by the Company.

These revolving notes receivable were part of the 2002 acquisition of the present operations of the Company.  At the time of acquisition, these revolving notes receivable were for an amount less than what is presently reported in the financial statements as of September, 2005.

NOTE 5 – ACCOUNTS RECEIVEBLE FACTORED

AHJR factors its accounts receivable.  As of September 30, 2005 it had $33,893.07 accounts receivable factored, all with recourse.  The Company has made no provision for loss on receivables factored as it believes the risk exposure is minimal.

NOTE 6 – TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

On Form 8-K dated January 31, 2005, the Company indicated that it had entered into a settlement agreement, dated January 31, 2005 with several parties to resolve outstanding claims, judgments and existing litigation.  The Company also previously filed with the Securities and Exchange Commission and distributed to its shareholders of record as of April 22, 2005, an Information Statement regarding the proposed transaction.

As a result of failure by the other parties to the settlement agreement to adhere to the terms thereof and to perform their obligations there under, the Company has declared a default and terminated the settlement agreement.  The Company has been unable to reach any of the other parties to the settlement agreement despite delivering several demands and notice of default letters.

The settlement agreement would have, if consummated, resulted in a change of control of the Company and a distribution of the significant business assets of the Company to Patrick Matthews and his family (herein after referred to as “Matthews Family”).  In effect, the terms and conditions of the settlement agreement would have “unwound” the transactions entered into by the Company and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in November 2002.  Prior to these transactions, the Company had no significant operations.

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

NOTE 7 – CONTINGENT LIABILITIES & LITIGATION

On or about September 13, 2004, PBS LLC was served with a suit filed in the Judicial District Court of Webb County, Texas, by Laredo Cal-Tex, Inc. (Cause No. 2004 - CV F 001296 D3), alleging breach of contract.  Limited discovery has occurred in the case.  On September 30, 2004, PBS LLC filed a motion to transfer venue and answer.  The Company intends to vigorously defend itself against the lawsuit and to pursue what remedies it may have against the plaintiffs.  Management believes the contingent liability of this lawsuit is minimal, and therefore, it has concluded to accrue no contingency in the financial statements for them.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking and Cautionary Statements

The following discussion contains forward-looking statements.  The Company’s actual results could differ materially from those discussed in such forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-QSB.  See “Cautionary Note Regarding Forward-Looking Statements”.  The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this filing and in conjunction with Form 10-KSB including risk factors stated therein.  Historical results are not necessarily indicative of trends in operating results for any future period.

Critical Accounting Policies and Estimates

The Company believes its significant critical accounting policies have not changed since fiscal year ended December 31, 2004.  See Note 2 of the Company’s annual report on Form 10-KSB as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

The gross billings of PBS LLC, Primary HR, and AHJR (sometimes hereinafter collectively referred to as the “Subsidiaries”) charges its clients under its Customer Services Agreement including each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs.  The service fees, which are computed as a percentage of gross wages, are intended to yield a profit to the Subsidiaries and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Subsidiaries to the client, including payroll administration, record keeping, safety, human resources, and regulatory compliance consultation.  The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments.  The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.  All charges by the Subsidiaries are invoiced along with each periodic payroll delivered to the client.

The Company reports revenues from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, reporting revenue gross as a principal versus net as an agent.  The Company reports as revenues, on a gross basis, the total amount billed to clients for service fees, health and welfare benefit plan fees, workers’ compensation and unemployment insurance fees.  The Company reports revenues on a gross basis for these fees because PBS LLC and Primary HR are the primary obligors and deemed to be the principal in these transactions under EITF No. 99-19.  The Company reports revenues on a net basis for the amount billed to clients for worksite employee salaries, wages and certain payroll-related taxes less amounts paid to worksite employees and taxing authorities for these salaries, wages and taxes.  The Company accounts for its revenues using the accrual method of accounting.  Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs work.  The Company accrues revenues and unbilled receivables for service fees relating to work performed by worksite employees but unpaid at the end of each period.  In addition, the related costs of services are accrued as a liability for the same period.  Subsequent to the end of each period, such costs are paid and the related Professional Employer Organization service fees are billed.

Overview

The business of the Company is to operate in the Professional Employer Organization industry and the Temporary Staffing Services industry and operates through the Subsidiaries and as economies of scale can be realized, combine the individual entities in each sector.

PBS LLC and Primary HR are regional Professional Employer Organizations committed to providing human capital management solutions.  PBS LLC and Primary HR offers clients, which are typically small to medium-sized businesses with between five and fifty employees, a broad range of products and services that provide a complete solution for the clients’ human resources outsourcing needs.  PBS LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk-management, unemployment administration, health, and welfare and retirement benefits.

AHJR is a regional temporary staffing services company helping business meet their staffing needs while minimizing their employee acquirement cost.  AHJR offers qualified screened employees to clients that meet their employment needs on temporary bases.  AHJR provides all payroll administration, unemployment administration and assignment administration of the temporary staff.

Revenues

Revenues consist of service fees charged by the Subsidiaries to cover the costs of certain employment-related taxes, workers’ compensation insurance coverage and administrative and field services provided to clients.  The service fee charged is invoiced along with each periodic payroll delivered to the client.  The client’s portion of health plan costs is charged separately and is not included in the service fee.  Service revenues are recognized in the period in which the worksite employee works.  Under this accrual method of accounting, service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related payroll costs for such wages are accrued as a liability during the period in which the worksite employee earns wages.  Subsequent to the end of each period, such wages are paid and the related service fees are billed.

Cost of Services

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

In certain instances, PBS LLC chooses to make a contribution toward the cost of the worksite employees’ medical benefit costs.  In most small group health markets, medical benefit plan rates vary based on the medical participants’ demographics.  In order to offer a competitively priced business solution, PBS LLC may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics.  The additions of these selected worksite employees’ offsets potential adverse selection and helps to stabilize the overall medical benefit plan risk to PBS LLC.

PBS LLC offers its medical benefit plans through partnerships with premier health care companies.  These companies have extensive provider networks and strong reputations in the markets in which PBS LLC operates.

All of PBS LLC’s health care providers offer preferred provider organization (PPO) coverage.

PBS LLC’s workers’ compensation program from January 1, 2002 through December 31, 2003 was with Texas Mutual Insurance Company.  In November 2003 PBS LLC renewed its workers’ compensation program which is a guaranteed cost program.  Under this program PBS LLC has no liability beyond the premiums of the policy.  The current policy term expires in November 2004.

Primary HR obtained workers’ compensation from the AMFED Companies LLC effective July, 2004 through July 2005; the program is a guaranteed cost program where the company has no liability beyond the premiums of the policy.

State unemployment tax rates vary from state to state and are based upon the employer’s claims history.  PBS LLC aggressively manages its state unemployment tax exposure by contesting unwarranted claims.

Operating Expenses

Operating expenses consist primarily of salaries, wages and commissions associated with the Subsidiaries’ internal employees, and general and administrative expenses.  Sales and marketing commissions and client referral fees are expensed as incurred.  The Company expects that future revenue growth will result in increased operating leverage, as the Subsidiaries’ fixed operating expenses are leveraged over a larger revenue base.

Income Taxes

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes.  The Company’s effective tax rate for 2003 was 0%.

Profitability

Profitability is largely dependent upon the Subsidiaries’ success in generating revenues for their services and managing the costs that are within its control.  Revenues and costs of service primarily relate to workers’ compensation coverage, health benefit plans and state unemployment taxes.  The Subsidiaries seek to manage these costs through the use of (a) workers’ compensation arrangements with carriers who efficiently manage claims administration, internal risk assessment and client risk management programs, (b) appropriately designed health benefit plans that encourage worksite employee participation, and (c) aggressive management of its state unemployment tax exposure.

Results of Operations

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.

The following table presents the Company’s results of operations for the three and nine months ending September 30, 2005 and 2004, expressed as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Revenues	100.0	100.00	100.00	100.0%
Cost of Services	58.43	61.12	61.61	62.90
Gross Profit	41.57	38.88	38.39	37.10
Operating Expenses:
General and administrative	19.67	14.34	20.50	22.89
Salaries, wages and commissions	24.71	17.31	18.99	19.49
Consulting Services	0	0	0	0
Total operating costs	44.38	31.64	39.49	42.38
Operating (loss) income	(2.45)	7.23	(1.01)	(5.27)
Other income	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0
Other non-operating expense	0.0	0.0	0.0	0.0
(Loss) income before income taxes	(2.45)	7.23	(1.10)	(5.27)
Income tax (benefit) provision	0.0	0.0	0.0	0.0
Net income (loss)	(2.45)	7.23	(1.10)	(5.27)

Quarter ending September 30, 2005 compared to September 30, 2004

For the quarter ended September 30, 2005, revenues increased $409,387, or 43.08% from 2004, totaling $1,359,633 in 2005 compared to $950,246, for 2004.  The three-month increase reflects our focus on sales and the addition of a number of new clients.  The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 401K administration cost, state unemployment taxes and other costs for the quarter ended September 30, 2005 totaled $794,490 or 58.43% of revenues for 2005, compared to $580,811 or 61.12% for 2004.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.  As revenues increase cost measured as a percentage of revenues decreased 2.69%.

Gross profit for the quarter ended September 30, 2005 was $565,144 or 41.57% of revenue compared to $369,435 or 38.88% for 2004.  Gross profit dollars increased for the quarter $195,691 or 52.97% over the same quarter 2004.

Operating expenses for the quarter ended September 30, 2005 was $603,402 for 2005, or 44.38 % of revenues compared to $300.708, or 31.64% of revenues for 2004.

Salaries, wages and commissions for the quarter ended September 30, 2005, were $335,972 for 2005, or 24.71% of revenues compared to $164,469 or 17.31% for 2004.  Payroll costs increased as PBS LLC expanded staff to facilitate best services to customers, increased sales staff, and increased commission expense and the addition of staff for Primary HR.  At the end of September 2004 the Subsidiaries employed eleven individuals, for the same period ending September 2005 the Subsidiaries employed fifteen individuals.

Other general and administrative expenses for the quarter ended June 30, 2005 was $267,429, or 19.67% of revenue for 2005 compared to $136,239, or 14.34 % of revenue in 2004, representing an increase of $131,190 in general and administrative expenses.  This increase results from increased legal fees incurred by the company in bringing two cases to conclusion.

We experienced a net loss for the quarter ended September 30, 2005 of ($39,999), or 2.45% of revenue as compared to a net income of 68,727 or 7.23% of revenue for 2004.  The operating losses are attributed to increased legal fees and settlement expenses incurred in connection with the settlement described in the Form 8-K dated January 31, 2005 as filed with the Securities and Exchange Commission.

Nine Months ending September 30, 2005 compared to September 30, 2004

For the nine months ended September 30, 2005, revenues increased $1,342,558, or 37.03% from 2004, totaling $3,625,634 in 2005 compared to $2,283,076, for the same period in 2004.  The nine-month increase reflects our focus on sales and the addition of a number of new clients.  The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which include the cost of medical benefit plans, workers’ compensation insurance, 401K administration cost, state unemployment taxes and other costs for the six months ended June 30, 2005 totaled $2,233,827 or 61.61% of revenues for 2005, compared to $1,436,098 or 62.90% for 2004.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the nine months ended September 30, 2005 was $1,391.80 or 38.39% of revenue compared to $846,978 or 37.10% for 2004.  Gross profit dollars increased for the nine months $464,306 or 54.82% over the same quarter 2004.

Operating expenses for nine months ended September 30, 2005 was $1,431,807 for 2005, or 39.49 % of revenues compared to $967,500, or 42.38% of revenues for 2004.

Salaries, wages and commissions for nine months ended September 30, 2005 were $688,492 for 2005, or 18.99% of revenues compared to $444,988 or 19.49% for 2004.  Payroll costs increased as PBS LLC expanded staff to facilitate best services to customers, increased its sales staff, and increased its commission expense and the addition of staff for Primary HR.  At the end of September 2004 the Subsidiaries employed eleven individuals, for the same period ending September 2005 the combined subsidiaries employed fifteen individuals.

Other general and administrative expenses for the nine months ended September 30, 2005 was $743,315 or 20.50% of revenue for 2005, compared to $522.512, or 22.89 % of revenue in 2004.  Although general and administrative expenses increased $220,803 or 42.23% from the previous year comparing the impact on sales general and administrative expenses decreased 2.39% as a percentage of revenue.

We experienced a net loss for the nine months ended September 30, 2005 of ($39,999), or 1.10% of revenue as compared to a net loss of (120,522) or 5.27% of revenue for 2004.  The decrease in operating losses is attributed to our increase in sales, focus on limiting expenses and a reduction in legal fees for the Company.

Liquidity and Capital Resources

The Company had $55,671 in cash and cash equivalents and restricted certificates of deposit at September 30, 2005.  The Company is required to collateralize its obligations under its workers’ compensation coverage.  The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

At November 18, 2003, PBS LLC had deposited $96,097, as collateral with PBS LLC’s workers’ compensation plans upon renewal of its plan for 2003/2004, which was then carried forward for the 2004/2005-policy year. PBS LLC’s workers’ compensation programs for the 2001 through November 2004 program years are subject to no further collateral adjustments.

The Company had no long-term debt as of September 30, 2005 other than to its major shareholder, who is an officer and director.  The principal amount of this outstanding debt at June 30, 2005 is $622,451.  There is no interest accrual with this debt.

The charges to clients by PBS LLC, Primary HR and AHJR derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions.  As co-employers, and under the terms of the Client Services Agreement, PBS LLC, Primary HR and AHJR are obligated to make certain wage, tax and regulatory payments.  Because of this, the objective of PBS LLC is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by PBS LLC.

PBS LLC’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payment of accrued workers’ compensation expense and health benefit plan premiums.

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

Obtaining future financing may be costly and will likely be dilutive to existing stockholders.  If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets.  Management continually is seeking additional sources of capital to maintain the ongoing operations of the company.

Material Commitments for Capital Expenditures

Neither the Board nor Management have made any commitments for capital expenditures.

Inflation

The Company believes that inflation in salaries and wages of worksite employees have a positive impact on its results of operations, as its service fee is proportional to such changes in salaries and wages.

Off-balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Purchase of Registrant’s Securities

The Company did not purchase any of its securities during the quarter ended September 30, 2005.

ITEM 3.     CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the period covered by this Report on Form 10-QSB.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) have concluded that as of the date of the end of the period covered by this Report on Form 10-QSB, our disclosure controls and procedures are effective to ensure that all information required to be filed in this Report on Form 10-QSB is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly or materially, or have materially or are reasonably likely to materially affect these controls over financial reporting.

Cautionary Note Regarding Forward Looking Statements

The statements contained in this filing, including under the section titled “Management’s Discussion and Analysis or Plan or Operations,” and other sections of the filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements.  These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that the Company has anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors listed below:

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

•                  Significant collateral requirements in respect to the Company’s obligations to its insurance carriers and the potential for those requirements to increase in the future;

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

•                  Fluctuation in interest rates and the associated effect on the Company’s investments;

•                  The Company’s failure to adequately protect its proprietary rights;

•                  The Company’s reliance on one financial institution to transfer its payroll funds;

•                  Other factors which are described in further detail in the Company’s Form 10-KSB, and in other filings with the Securities and Exchange Commission; and

•                  The Company’s need for Capital.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Termination of a Material Definitive Agreement

The Company had previously announced, on Form 8-K dated January 31, 2005, that it had entered into a settlement agreement dated as of January 31, 2005 with several parties to resolve outstanding claims, judgments and existing litigation.  The Company also previously filed with the Securities and Exchange Commission and distributed to its shareholders of record as of April 22, 2005 an Information Statement regarding the proposed transaction.

As a result of the failure by the other parties to the settlement agreement to adhere to the terms thereof and to perform their obligations there under, the Company has declared a default and terminated the settlement agreement.  The Company has been unable to reach any of the other parties to the settlement agreement despite delivering several demand and notice of default letters.

The settlement agreement would have, if consummated, result in a change of control of the Company and a distribution of the significant business assets of the Company to Patrick Matthews and the Matthews Family.  In effect, the terms and conditions of the settlement agreement would have “unwound” the transactions entered into by the Company and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in November 2002.  Prior to these transactions, the Company had no significant operations.

As a result of termination of the settlement agreement, there will be no change in control of the Company.  Patrick Matthews will remain as Chairman and Chief Executive Officer of the Company, and the remaining officers and directors of the Company will remain in their positions.  The Company will continue with its present operations as existing prior to the settlement agreement.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, we are engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers’ compensation and other matters.  Generally, we are entitled to indemnification or repayment from our Professional Employer Organization clients for claims brought by worksite employees related to their employment.  However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, we may be subject to liability.  No allowance for this contingency is recognized on the financial statements of the Company.  We are engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on our financial conditions or results of operations.

Changes in Securities and Purchases of Securities

The Company has not undertaken any stock purchases of its securities in the last fiscal quarter or the current fiscal quarter as of the date of this Report.  Additionally, the Company has not issued any securities in the most recent fiscal quarter or in the current fiscal quarter.  Our transfer agent is Registrar and Transfer Corporation located at 10 Commerce Drive, Cranford, New Jersey 07016.  The telephone number of Registrar and Transfer is 800-866-1340.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
	i.	Exhibit 31, Certification pursuant to Rule 13a-14(a)/15d-14(a)
	ii.	Exhibit 32.1, Certification pursuant to 18 U.S.C. Section 1350
b)	Reports on Form 8-K during the quarter:
	i.	Form 8-K filed July 26, 2005, announcing the termination by the Company of the settlement agreement dated January 31, 2005.
	ii.	Form 8-K filed September 6, 2005, announcing and accepting the resignation of Connie Matthews.
	iii.	Form 8-K filed September 6, 2005, announcing a reverse split and name change of the Company to the current name, PBS Holding, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be singed on its behalf by the undersigned, there unto dully authorized, this 11th day of November, 2005.

/s/ Patrick Matthews
Patrick Matthews
President, Chief Executive Officer and
Chief Financial Officer and Principal Accounting Officer
PBS Holding, Inc.

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)