Form 10KSB
period 2005-12-31
PBS HOLDING, INC
filed 2006-03-31
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED DECEMBER 31, 2005.

Commission File Number   0-25523

PBS Holding, Inc.

(Name of Small Business Issuer in Its Charter)

NEVADA	86-0857752
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation)

433 Kitty Hawk Dr. Suite 226
Universal City, TX 78148	(210) 658-4675
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
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

The issuer’s revenues for the fiscal year ended December 31, 2005 were $4,919,246.

The number of shares of Common Stock of the issuer outstanding as of December 31, 2005 was 10,784,753.

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the average of the bid and asked prices on March 6, 2006 was $583,519 based upon 897,722 shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

Part I

Item 1	Description of Business
Item 2	Description of Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security-Holders

Part II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7	Financial Statements and Supplementary Data
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a	Controls and Procedures

Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits and Reports on Form 8-K
Items 14	Principal Accounting Fees and Services

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), PBS Holding, Inc. (the “Company”) is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will result,” “are expected to,” “anticipate,” “plans,” “intends,” “will continue,” “estimate,” and “projection”) are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

(i)            volatility of costs of workers’ compensation insurance coverage and profits generated from the workers’ compensation component of the Company’s and its subsidiaries’ service offering under its loss sensitive workers’ compensation programs;

(ii)           volatility of state unemployment taxes;

(iii)          the uncertainties relating to the collateralization requirements as well as availability and renewal of the Company’s and its subsidiaries’ medical benefit plans, general insurance and workers’ compensation insurance programs for the worksite employees;

(iv)          uncertainties as to the amount the Company will pay to subsidize the costs of medical benefit plans;

(v)           possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

(vi)          litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention of the Company’s and its subsidiaries’ insurance coverage programs;

(vii)         impact of competition from existing and new businesses offering human resources outsourcing services;

(viii)        risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;

(ix)           risks associated with the Company’s dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;

(x)            an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company’s and its subsidiaries’ as an “employer”;

(xi)           the possibility of client attrition due to the Company’s and it’s subsidiaries’ decision to increase the price of its services, including medical benefits;

(xii)          risks associated with geographic market concentration;

(xiii)         the financial condition of clients;

(xiv)        the effect of economic conditions in the United States generally on the Company’s and it’s subsidiaries’ business;

(xv)         the failure to properly manage growth and successfully integrate acquired companies and operations;

(xvi)        risks associated with providing new service offerings to clients;

(xvii)       the ability to secure outside financing at rates acceptable to the Company;

(xviii)      risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

(xix)         other factors which are described in further detail in this Annual Report on Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission.

The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

Development of Business

PBS Holding, Inc. (the “Company”) was organized under the laws of the State of Nevada in November 1996. The Company is a holding company with wholly owned subsidiaries operating in the Professional Employer Organization industry and the Temporary Staffing Services industry.

In September 2002, Primary Business Systems, LLC (“PBS LLC”), a privately held Texas limited liability company, whose members were Patrick D. Matthews, Connie Matthews (wife of Mr. Matthews) and Amanda Sinclair (daughter of Mr. and Mrs. Matthews), entered into an agreement to purchase 58% of the outstanding shares of common stock of the Company from Pine Services, Inc.

In November 2002, the Company acquired 100% of the members’ interests of PBS LLC, thereby making PBS LLC a wholly owned subsidiary of the Company. As a result of this transaction, the former members of PBS LLC became the majority shareholders of the Company and replaced the management of the Company.

In March 2003, the Company acquired 100% of the outstanding stock of AHJR, Inc. (“AHJR”), a Texas corporation controlled by Connie Matthews thereby making AHJR a wholly-owned subsidiary of the Company. In June 2003, AHJR acquired the assets of a temporary staffing services company and began doing business under the tradename Concord Staffing Services.

In June 2004, the Company established Primary HR Services, LLC (“Primary HR”) a Delaware limited liability company operating in Mississippi, thereby making Primary HR a wholly-owned subdidiary of the Company.

On or about October 4, 2005, the Company effected a 1 for 8 reverse stock split with respect to its outstanding shares of Common Stock and changed its name from Primary Business Systems Inc., to PBS Holding, Inc.

Business of Issuer

General

The Company is engaged in providing human resource outsourcing services through its subsidiaries, PBS LLC, Primary HR and AHJR (sometimes hereinafter collectively referred to as the “Subsidiaries”).

PBS LLC and Primary HR are regional Professional Employer Organizations (PEO) committed to providing human capital management solutions. PBS LLC is licensed as a Staff Leasing Services Company in Texas and Primary HR provides similar services in Mississippi. The two PEO subsidiaries focus on serving small to medium-sized businesses with between five and fifty employees. As of December 31, 2005, PBS LLC and Primary HR served more than 123 clients, and provided over 1930 W-2 forms.

AHJR is a regional temporary staffing services company helping businesses meet their staffing needs while minimizing employee acquirement cost. AHJR offers qualified and screened employees to clients that meet their employment needs on temporary bases. AHJR provides all payroll administration, unemployment administration and assignment administration of the temporary staff. As of December 31, 2005 AHJR had 110 employees on assignment.

Products and Services: PBS LLC and Primary HR

Our PEO subsidiaries provide a broad range of products and services to their clients. These products and services are primarily offered to the Company’s clients on a “bundled” or all inclusive basis. Health, welfare and retirement programs may be elected to be offered to worksite employees at the option of each client. The Company through the PEO subsidiaries provides these products and services to its clients through the following core activities:

Retain the Best Employees. PBS LLC and Primary HR assist clients in retaining the best employees for their businesses by providing:

•           health benefits (medical, dental, vision)

•           retirement plans (401(k))

•           welfare benefits (voluntary life insurance, AD&D, short-term and long-term disability)

•           employee assistance programs

•           employee retention best practices

•           employee discounts

•           reward and recognition programs

Manage the Paperwork. PBS LLC and Primary HR assist clients in managing employment and related paperwork by providing the following services:

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

•           Form W-2 preparation

•           unemployment claims administration

•           benefits annual enrollment administration

•           benefits claims processing (health, disability and workers’ compensation)

Protect our Clients’ Business. PBS LLC and Primary HR assist clients in protecting their businesses by providing:

•           HR policies, forms and best practices

•           regulatory compliance and guidance

•           wage and hour guidance

•           employee hiring and termination guidelines

•           employee exit interview guidelines and forms

•           workers’ compensation insurance

•           workplace safety guidance

Insuring our Clients’ Business. PBS LLC and Primary HR assist clients in insuring their business by bringing in our alliance with insurance providers.

•           General Liability Insurance Procurement

•           Commercial Auto Liability Procurement

•           Property & Equipment Insurance Procurement

•           Other Commercial Insurance Needs

•           Assist in audit processes

•           Assist in determining levels of insurance

•           Assist in shopping the market for the best price to coverage

Client Selection and Retention Strategy

As part of their current client selection strategy, PBS LLC and Primary HR offer their services to businesses within specific industry classification codes. All prospective clients are also evaluated individually on the basis of total predicted profitability. This analysis takes into account workers’ compensation risk and claims history, unemployment claims history, payroll adequacy, and credit status. With respect to potential clients operating in certain industries believed to present a level of risk exceeding industry norms, more rigorous approval requirements must be met before agreeing to provide services to the client. This process may include an on-site inspection and review of workers’ compensation and unemployment claims experience for the last three years. In addition, under the terms of workers’ compensation agreements, prospective clients operating in certain industries or with historically high workers’ compensation insurance claims experience must also be approved by the insurance carrier before

PBS LLC or Primary HR enters into a contract to provide services.

PBS LLC and Primary HR maintain a client review program that includes a detailed profitability and risk analysis of all their clients. Based on the results of these analyses, we may modify our pricing, or if necessary, terminate certain clients that we believe would otherwise be detrimental or not contribute to a long-term profitability.

Our client retention rate for 2005 was 91.05%. PBS LLC uses the NAPEO standard for measuring client retention, which is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period. The client retention rate is affected by a number of factors including the natural instability of the small to medium-sized business market and clients that were terminated by PBS LLC for reasons that include unacceptable risk and low profitability to PBS LLC. Primary HR did not have prior year clients to compare to for retention purposes.

All clients are required to enter into the Client Services Agreement. The Client Services Agreement provides for an initial one-year term, subject to termination by PBS LLC or Primary HR at any time upon 30 days prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis. Following the initial term, most contracts are renewed for a one year term. Based on the results of a financial review, PBS LLC and Primary HR may require the owners of client companies to personally guarantee the client’s obligations under the Client Services Agreement.

PBS LLC and Primary HR retain the ability to terminate the Client Services Agreement as well as their co-employment relationship with the worksite employees immediately upon non-payment by a client. PBS LLC and Primary HR manage their credit risk through the periodic nature of payroll, client credit checks, owner guarantees, client selection process and their right to terminate the Client Services Agreement and the co-employment relationship with the worksite employees.

Employment-related liabilities are generally allocated between PBS LLC or Primary HR and the client pursuant to the Client Services Agreement with PBS LLC or Primary HR assuming responsibility for worksite employees, payroll obligations and for compliance with certain employment-related government regulations. On the other hand, the client remains responsible for compliance with the employment-related government regulations that are more closely associated woth the daily supervision, direction and control of worksite employees. In some cases, employment-related liabilities are shared between PBS LLC or Primary HR and the client. The following table summarizes the general division of responsibilities for employment-related regulatory compliance under the Client Services Agreement:

PBS LLC/Primary HR Responsibilities:	Client Responsibilities:

•              All rules and regulations governing the reporting, collection and payment of federal and state payroll taxes on wages, including: (i) federal income tax withholding provisions of the Internal Revenue Code; (ii) state and/or local income tax withholding provisions; (iii) FICA; (iv) FUTA; and (v) applicable state unemployment tax provisions, including managing claims;

• Worksite and employee safety under the Occupational Safety and Health Act (“OSHA”) and related or similar Federal, state or local regulations;

• Applicable workers’ compensation laws that cover: (i) procuring workers’ compensation insurance; (ii) completing and filing all required reports; (iii) claims processing;

 •             Government contracting requirements as regulated by, including, but not limited to: (i) Executive Order 11246; (ii) Vocational Rehabilitation Act of 1973; (iii) Vietnam Era Veteran’s Readjustment Assistance Act of 1974; (iv) Walsh-Healy Public Contracts Act; (v) Davis-Bacon Act; (vi) the Service Contract Act of 1965; and (vii) any and all similar, related or like federal, state or local laws, regulations, ordinances and statutes;

• COBRA (Consolidated Omnibus Budget Reconciliation Act of 1986) continuation coverage for employees covered under health plans sponsored by the Company;	• Professional licensing and liability;

• Laws governing the garnishment of wages, including Title III of the Consumer Credit Protection Act;	• Internal Revenue Code Sections 414(m), (n) and (o) relating to client maintained benefit plans;

• All rules and regulations governing administration, procurement and payment of all Company sponsored employee benefit plans elected by the client or worksite employee; and

•              Laws affecting the assignment and ownership of intellectual property rights including, but not limited to, inventions, whether patentable or not, any patents resulting therefrom, copyrights and trade secrets;

• Fair Labor Standards Act and the Family and Medical Leave Act of 1993*.	• Worker Adjustment and Retraining Notification Act;

• Laws affecting the maintenance, storage and disposal of hazardous materials;

•              Title VII (Civil Rights Act of 1964, as amended), Immigration Reform and Control Act, the Americans with Disabilities Act, the Age Discrimination in Employment Act, Older Workers Benefit Protection Act (including provisions hereunder relating to client’s premises);

 •             All other federal, state, county or local laws, regulations, ordinances and statutes which regulate employees’ wage and hour matters, prohibit discrimination in the workplace or govern the employer/employee relationship; and

• Fair Labor Standards Act and the Family and Medical Leave Act of 1993*.

*    PBS LLC/ Primary HR and the client are each responsible for certain provisions under the terms of each Act.

Sales and Marketing

PBS LLC and Primary HR market their services through a direct sales force. In order to exercise more control over the client selection process, we use a direct sales force rather than selling through agents. PBS LLC and Primary HR plan to expand their regional coverage and add sales offices in major metropolitan areas over the next few years as it accomplishes its expansion program. The sales associates of PBS LLC and Primary HR are compensated by a combination of salary and commission which, for top producers, will generate total compensation in the moderate six figure range.

PBS LLC and Primary HR generate sales leads from various sources as well as from direct sales efforts and inquiries. Each sales associate visits his or her clients periodically in order to maintain an ongoing relationship and to seek new business referrals. PBS LLC and Primary HR also generate sales leads from referral relationship partners and an information database of small businesses.

Clients

Our clients represent a cross-section of the industrial sector, of which ony three clients currently represent more than 5% individualy of our total revenues. We attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry, but we cannot assure you that we will be able to maintain such diversity or decrease our eposure to such volatility. All prospective clients fill out a questionnaire to help us evaluate workers’ compensation risk, creditworthiness, unimployment history, and operating stability.

Vendor Relationships

PBS LLC and Primary HR provide benefits to its worksite employees under arrangements with a number of vendors. The maintenance of insurance plans including workers’ compensation plans and health benefit plans that cover worksite employees is a significant part of PBS LLC and Primary HR’s business. If PBS LLC and Primary HR were required to obtain replacement contracts, such replacement could cause a significant disruption to business and possible dissatisfaction with the PBS LLC and Primary HR’s service offering, leading to a decrease in client retention and an adverse effect on future results of operations or financial condition.

Workers’ Compensation Plans

Beginning in 2000, Texas Mutual Insurance Company (“Texas Mutual”) was the provider of workers’ compensation insurance for worksite employees based in Texas. The Texas Mutual program is a guaranteed cost insurance arrangement that is up for renewal each November. The agreement with Texas Mutual has been renewed each of the subsequent years up to and including November 2005 for an additional one-year term. The Company has no workers’ compensation liability with respect to claims by Texas based employees that arose in each of the policy years for amounts in excess of those paid to Texas Mutual.

Primary HR began operations in 2004 and secured worker’s compensation through the risk pool in Mississippi, the policy is a guaranteed cost policy and poses no liability to Primary HR other than the premiums for coverage.

Information Technology

The Company has invested and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure, including computer hardware and software and telephony. This investment is intended to better serve the client base, achieve a high level of client satisfaction and to allow the subsidiaries to improve efficiencies in its operations.

These computer systems provide the Subsidiaries with the capability to promptly and accurately deliver payroll and related services and generate comprehensive management reports. The Subsidiaries’ information systems manage all data relating to worksite employee enrollment, payroll processing, benefits administration, management information and other requirements of the Subsidiaries’ operations. The current systems have high-volume payroll processing capabilities that allow the Subsidiaries to produce and deliver payrolls to its clients, each customized to the specific needs of such client.

The Company is developing and deploying an online client and employee portal. PBS Online HR Management System (“PBS Online”) allows clients to input their payroll data directly into the Company’s payroll applications via the Internet. Clients can regularly add or delete employees, view reports, and change payroll information. PBS Online provides real time access to the Subsidiaries’ entire suite of human resource products and services. PBS Online is fully integrated with the Company’s human resource management systems and payroll engines. This full integration results in improved client satisfaction, as well as improved operating margins. Summit software provides the foundation, enabling a robust, client configurable portal, while the Subsidiaries’ custom developed software provides additional ease of use and service capabilities.

PBS Online allows the Company to service its clients 24 hours a day with increased accuracy and efficiency. PBS Online is updated regularly to increase its functionality and is intended to serve as a human resource information portal for clients providing a variety of payroll and human resource tools, templates and information.

The combination of the systems, Summit and PBS Online, create a comprehensive solution able to grow and adapt to the evolving needs of clients for access and functionality.

Competition

The PEO industry is highly fragmented. We consider our primary competition to be other PEOs, ASOs (Administrative Services Organizations), insurance agents, and fee-for-service providers, such as payroll processors and human resource consultants. The market for human resource consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than PBS LLC and Primary HR and which have not traditionally operated in this industry, enter the market. There are numerous companies operating in the PEO segment which compete with PBS LLC and Primary HR, including several larger publicly held entities such as Gevity HR, Inc (NASDAQ;GVHR), ADP (NYSE: ADP) and Administaff, Inc (NYSE;ASI).

The key competitive factors in the human resource consulting industry are breadth and quality of services, price, reputation, financial stability, and choice, quality and cost of benefits. PBS LLC seeks to compete through its ability to provide full-service human resource solutions to its clients through its advanced information technology solutions. PBS LLC believes that some smaller PEOs are exiting the PEO industry due to increased collateral required by providers of workers’ compensation and health insurance benefits. In addition, an increase in costs and a lack of available workers’ compensation and health insurance benefit programs is impacting these PEOs providing excellent opportunities for consolidation in the PEO market place which the Company expects to exploit.

Products and Services: AHJR

Staffing companies like AHJR provide one or more of three basic services to clients: (i) flexible staffing; (ii) placement and search; and (iii) outplacement services. The temporary staffing industry consists of a number of sectors focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate primarily within the short-term, light industrial and clerical area of the temporary staffing industry.

AHJR focuses on meeting our clients’ flexible staffing needs, targeting opportunities in a fragmented growing market that we believe has been under-served by large, full-service staffing companies. Significant benefits to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting their fixed cost of employees to the variable cost of outsourced services. A summary of our payroll administration services and aggregation of statutory and non-statutory employee benefits services is as follows:

PAYROLL ADMINISTRATION SERVICES: We assume responsibility for our employees’ payroll and attendance record-keeping, payroll tax deposits, payroll tax reporting, all federal, state, and payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

AGGREGATION OF STATUTORY AND NON–STATUTORY EMPLOYEE BENEFITS SERVICES: We provide workers’ compensation and unemployment insurance to our service employees. Workers’ Compensation is a state-mandated comprehensive insurance program that provides medical expenses, lost wages and other costs that result from work related injuries and illnesses, regardless of fault and without any co-payment by the employee. Unemployment insurance is an insurance tax imposed by both federal and state governments. Our human resources and claims administration departments monitor and review workers’ compensation for loss control purposes.

The focus of our temporary staffing service is to provide short and long term employees as well as temp-to-hire employees to financially secured employers. Our service specializes in clerical and light industrial staffing. Each applicant is thoroughly interviewed, tested, and screened to meet the requirements of our customers. For long term and temp-to-hire positions, a large percentage of our customers will interview our candidates and then select the individual they believe to be best suited for the positon.

Sales and Marketing

AHJR sales staff and staff placement managers determine the needs of prospective customers and locate qualified individuals for assignment. Currently, referrals from satisfied customers provide new customers for AHJR; however this spring the Company intends to hire additional direct sales personnel to facilitate growth.

Competition

The Staffing services industry is highly fragmented. We compete with many small providers in addtion to several large public companies, including Kelly Services, Inc., Manpower, Inc., and others. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated, with fewer than five offices, most of the larger public companies have significantly greater marketing, financial and other resources than we do. We believe that by focusing primarily on customer service, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services. We also believe that by targeting regional and local companies, rather than the national companies, we are generally being pursued by our competitiors and we can gain certain competitive advantages.

Industry Regulations

Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of Staffing companies. We are subject to assume certain obligations and responsibilities as an employer. Because many federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of the laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of “employer” under the law is not uniform.

Some government agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, staffing agencies, clients and worksite employees. Such regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and if not may consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

We believe our operations are currently in compliance in all material respects with applicable federal and state statutes and regulations.

Employee Benefit Plans

Effective June 1, 2001, PBS LLC began to offer a 401(k) retirement plan, designed to be a “multiple employer” plan under the Internal Revenue Code of 1986, as amended (the “Code”) Section 413C. This plan design enables owners of client companies and highly compensated worksite employees, as well as highly compensated internal employees of PBS LLC, to participate. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”). In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. In addition to the employer/employee threshold, pension and profit-sharing plans, including plans that offer CODAs (a profit-sharing plan with a cash or deferred arrangement, or CODA, under Code Section 401(k) and matching contributions under Code Section 401(m), must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability and the benefits, rights and features offered in qualified employee benefit plans.

Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.”  ERISA defines the term “employee” as “any individual employed by an employer.”  A definitive judicial interpretation of “employer” in the context of a PEO arrangement has not been established, although the Internal Revenue Service (“IRS”) released Rev. Proc. 2002-21 on April 24, 2002, to help clarify the ability of PEOs to maintain multiple employer 401(k) plans.

IRS Issuance of Rev. Proc. 2002-21

In April 2002, the IRS issued Rev. Proc. 2002-21. While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to ensure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure. Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with Code Section 413C, the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule.

Federal Employment Taxes

As employers, PBS LLC and Primary HR assume responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax governed by Code Section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act (“FICA”), governed by Code Section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act (“FUTA”), governed by Code Section 3101, et seq. Under these various Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Among other employment tax issues related to whether PEOs are employers of worksite employees are issues under the Code provisions applicable to federal employment taxes. The issue arises as to whether a PEO is responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Code Section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this section for federal income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code Section 3401(d) (1) with regard to PEOs, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with Federal income tax withholding requirements. Accordingly, while PBS LLC believes that it can assume the withholding obligations for worksite employees, if PBS LLC fails to meet these obligations, the client may be held jointly and severely liable. While this interpretive issue has not, to PBS LLC’s knowledge, discouraged clients from utilizing PBS LLC’s services, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

State Regulation

While many states do not explicitly regulate PEOs, 22 states including Texas where PBS LLC has offices, have passed laws that contain licensing, registration or other compliance requirements for PEOs, and several other states are considering such regulations. These laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. PBS LLC holds licenses, is registered and otherwise compliant in the state it provides services. Whether or not a state has licensing, registration or other compliance requirement, PBS LLC faces a number of other state and local regulations that could impact its operations.

Employees

As of December 31, 2005, PBS LLC employed 14 full time employees, four in sales, three in payroll, one in accounting two in loss control, two in customer support and two in management. Primary HR Services has two employees: one in sales and one in management. AHJR has two employees both in customer service. All employees are trained in customer service and all are responsible for serving our customers. Management believes relations with employees are good. The employees are not represented by any bargaining group. The combined Company’s aslo provided paychecks to approximately 800 worksite employees. We believe we maintain positive employee relationships with such employees on client assignments.

Trademarks and Service Marks

We have begun the process of registering the mark “Focus on the Business of Business”.

ITEM 2   DESCRIPTION OF PROPERTIES

We lease approximately 2780 square feet of office space at 433 Kitty Hawk Drive, Suite 226, Universal City, Texas 78148 in a two story masonry office building. The lease began in July 2002 and continues through November 2006. The current monthly lease rate is $3,067.00 and includes all utilities. The Company owns all furniture, fixtures, computers, servers and equipment necessary to the operations of the business. Management believes that all property is adequately covered under various insurance policies.

The space has been built out to meet the needs of the Company and it is the opinion of management that it will continue to meet the needs of the Company through the term of the lease. In the future we anticipate that we will need additional facilities in which to centralize our accounting, training, human resources, risk management and executive work activitiies. We anticipate that we will also require larger scale data processing and network communication capabilities, in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers with state-of-the-art service and support.

ITEM 3.   LEGAL PROCEEDINGS

While we are not aware of any outstanding legal proceedings, as a commercial enterprise and employer and with respect to its employment-related businesses in particular, we may become engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers’ compensation and other matters. Generally, we are entitled to indemnification or repayment from our clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, we may be subject to liability.

Currently we are not engaged in any litigation, the effect of which would be anticipated to have a material adverse impact on our financial conditions or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2005, the board of Directors, with a written consent of the shareholder holding a majority of the outstanding common stock, approved a one for eight reverse split of the Company’s Common Stock and change of the Company’s name from Primary Business Systems Inc., to PBS Holding, Inc. An Information Statement was mailed on or about September 1, 2005 to the shareholders of record at the close of business that day. The reverse split was effected on October 3, 2005.

Shareholders of record effective October 14, 2005 were sent Notice of Meeting of Shareholders announcing the Annual Meeting of Shareholder’s to be held in Las Vegas, Nevada, on November 7, 2005. At the meeting the shareholders elected three Directors to hold office until the next annual meeting of sharholders. The Annual Meeting of Shareholders was held November 7, 2005  and at the meeting each director nominated was elected by the shareholders.

Part II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON EQUITY

(a) Market Information. The Company’s Common Stock has been quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by the NASD under the trading symbol “PBHG”. The limited and sporadic trading does not constitute, nor should it be considered an established public trading market for the Company’s Common Stock. Furthermore, due to limited and sporadic trading, the market value of the Company’s Common Stock held by non-affiliates cannot be estimated.

PBHG – PBS HOLDING, INC.

YEAR ENDING DECEMBER 2005 & 2004

	BID
END DATE	HIGH	LOW	CLOSE
2005
12/30/2005	$0.85	$.011	$0.034
09/30/2005	0.07	0.015	0.03
06/30/2005	0.02	0.012	0.015
03/31/2005	0.03	0.011	0.013
2004
12/30/2004	0.045	0.015	0.015
09/30/2004	0.05	0.03	0.04
06/30/2004	0.1	0.03	0.03
03/31/2004	0.31	0.045	0.061

Source: OTC Bulletin Board – quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Chart reflects the 1 for 8 reverse stock split in October 2005.

(b) Holders. As of March 6, 2006, management believes there to be approximately 187 holders of record of our Common Stock, holding in the aggregate 10,847,253 shares of the Company’s Common Stock.

(c) Dividends. To date we have not paid any dividends on our Common Stock. We do not currently intend to pay dividends in the future.

EQUITY COMPENSATION INFORMATION

Securities authorized for issuance under equity compensation plans. Although the Company has an Employee Stock Option Plan previously approved by the security holders, no options have been granted under the plan to date.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted – average exercise price of the oustanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	n/a	3,000,000

Equity compensation plans not approved by security holders	315,000	$0.12	n/a

Total	3,315,000	$0.12	3,000,000

RECENT SALES OF EQUITY SECURITIES

This information has been reported on Form 8-K filed on March 10, 2006.

Our transfer agent is Registrar and Transfer Corporation located at 10 Commerce Drive, Cranford, New Jersey 07016. The telephone number of Registrar and Transfer is 800-866-1340.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with the Company’s Audited Financial Statements and Notes included herein under Item 7 of Part II.

The statements contained in this annual report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 6 under “Risk Factors” and the uncertainties set forth from time to time in our other public reports and filings and public statements.

The results described below are not necessarily indicative of the results to be expected in any future period.

OVERVIEW

Through the Subsidiaries we provide a broad range of comprehensive services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management and employee training and development services.

Our key objective for 2005 was to continue to accelerate the growth in the number of paid worksite employees while appropriately pricing our service offering and leveraging our existing infrastructure. Our growth is reflected in our Net Revenues which increased 47% to $4,919,246 in 2005 over 2004 and Gross Profit which increased 37% to $1,766,532 in 2005 over 2004.

We also endeavored to finalize the long standing legal issues involving the Company dating back to March 2003. A final outcome was achieved during the fourth quarter of 2005 wherein the control of the Company remained with the majority shareholder allowing us to focus on the future of the Company and pursue our plans for strategic acquisitions evidenced by the Letter of Intent in December 2005 with Heart Employee Leasing, Inc. (“Heart”), a Texas based PEO. At this point a definitive agreement has not been finalized between the Company and Heart although negotiations are on going. We anticipate the definitive agreement will be signed in early April with an expected closing date of April 26, 2006. The addition of Heart will have a significant impact on the Company and substantially increase market share in Texas. In order to complete the transaction we will have to raise significant capital and at this time it is not assured we will be able to accomplish the task.

RESULTS OF OPERATIONS

The following table presents consolidated results of PBS’ operations for the years ended December 31, 2005 and 2004, expressed as a percentage of net revenues.

Year Ended December 31, 2005	Year Ended December 31, 2004
Net Revenues	%	100%	100
Cost of Services	64.1	61.62
Gross Profit	35.91	38.38

Operating Expenses
General and Administrative	19.51	21.63
Wages, Compensation & Salaries	10.74	9.37
Officers Compensation	5.9	6.33
Total Operating Expenses	36.15	37.34
Income (Loss) from Operations	(0.24)	1.05

Other Income & Expense
Other Income	1.02	0
Consulting Expenses	2.05	.22
Acquisition Costs	0.15	0
Employee Services Paid with Cashless Stock Warrants	0.45	0
Non Employee Services Paid with Cashless Stock Warrants	1.53	0
Litigation Costs	1.79	2.9

(Loss) before income taxes	(4.16)	(2.07)
Income Tax (benefit) provisions	—	—
(Loss) Net Income	(4.16)	(2.07)

COMPARISON OF CONSOLIDATED OPERATIONS FOR YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004.

We account for our revenues in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our gross billings to clients include the payroll cost of each worksite employee at the client location and a markup computed as a percentage of each worksite employee’s payroll cost. We invoice the gross billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billing, and therefore, consist solely of the markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services.

Net Revenues for the year ended December 31, 2005 increased $1,580,355 to $4,919,246 compared to $3,338,891 for December 31, 2004, a 47% increase, reflecting an increase in business and our aggressive marketing efforts. This growth is attributable to an increase in sales resulting from the Company’s development of a strategic sales process implemented in 2004 and leadership of our experienced management team.

Cost of Revenues for the year ended December 31, 2005 was $3,152,715 or 64.09% of Net Revenue compared to $2,057,354 or 61.62% for the year ended December 31, 2004. This represents an increase of $1,095,361 or 53.24% which is consistent with increases in our Net Revenues. Cost of Revenues are primarily affected by the workers’ compensation costs, state unemployment cost and benefit expenses.

Workers’ compensation represented the largest increase in our cost of revenues for the year ended December 31, 2005 increasing to $1,075,971 as compared to $529,930 for the year ended December 31, 2004. The increase is due to the larger number of leased employees covered under the program.

State unemployment costs for the year ended December 31, 2005 were $118,147 compared to $88,014 for the year ended December 31, 2005. The increase is consistent with increases in the number of leased employees.

Benefit expenses for the year ended December 31, 2005 were $119,379 compared to $81,769 for the year ended December 31, 2004. The increase is consistent with increases in the number of leased employees covered by the plans and typical year to year increases in insurance programs.

Our Gross Profit for the year ended December 31, 2005 increased $484,995 or 37% to $1,766,532 as compared to $1,281,537 for the year ended December 31, 2004.

Total Operating expenses for the year ended December 31, 2005 were $1,778,096 or 36.15% of Net Revenues compared to $1,246,576 or 37.34% of Net Revenues for the year ended December 31, 2004.

General and Administrative Costs were $959,751 or 19.51% of Net Revenues for the year ended December 31, 2005 compared to $722,235 or 21.63% for the year ended December 31, 2004. During 2005 the timing and cash requirements of the Company were such that short term tax payment deficiencies exist resulting in penalties incurred by the Company in 2005. The penalties accrued totaled $81,418 and were included in the General and Administrative Costs of the Company. In addition we settled two lawsuits facing the Company. The suits involved contract disputes with a service provider and former customer, and were settled at a cost that management believed would be lower than legal fees accumulated defending our position through a drawn out trial process. The total cost associated to settling the suits included in General and Administrative Costs was $100,000.

Wages, commissions, and salaries for the year ended December 31, 2005 were $528.231 or 10.74% of Net Revenues compared to $312,976 or 9.37% for the year ended December 31, 2004, representing an increase of $240,647. During the year we added additional sales staff when we opened the Houston market place. We increased our payroll staff by one employee during 2005 and added one additional customer service representative, an IT Manager and one risk manager. The total staff of the Company increased from eleven to sixteen employees. Commissions also increased due to growth as reflected in our Net Revenue. We expect as we gain results in the Houston market we will minimize the impact of the additional sales staff thereby bringing our cost in line with our expectations.

Officers’ compensation for the year ended December 31, 2005 was $290,114 or 5.9% of Net Revenue compared to $211,365 or 6.33% of net revenue for the year ended December 31, 2004.

Operations for 2005 resulted in a loss of $(11,564) or (0.24) % as compared to income of $34,961 or 1.05% for 2004. This was the accumulative effect of the 2.74% increase in cost of revenues discussed above and increases in wages, commissions and salaries as a result of the investments in our staff and expansion into additional markets.

Other income of $50,109 for the period ended December 31, 2005 resulted from an initial payment for the settlement of the lawsuit with Pine, Inc. and Suburban Capitol at the beginning of 2005. In the ensuing months Pine, Inc. and Suburban Capitol defaulted on the settlement agreement thereby surrendering all claims against the Company.

Litigation cost for the year ended December 31, 2005 were $87,919 and $96,699 for the year ended December 31, 2004. The sums of both years represent the legal costs associated with the aforementioned lawsuit.

Consulting expenses for the year ended December 31, 2005 was $50,300 and represents the costs incurred by the Company for services rendered during that year in assisting the Company to position itself to acquire other businesses in the human resources outsourcing industries.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values. Pro forma disclosure is no longer an alternative. We adopted SFAS 123(R) as of December 31,2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either: (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

We adopted Statement 123(R) using the modified prospective method.

We elected during the third quarter 2005 to use cashless warrants as a method to pay for services or reward (award) individuals for their service to the Company. The cashless warrant formula is x = y (a – b) / a wherein “x” is the resultant number of shares issued, “y” is the number of warrants granted, “a” is the market price and “b” is the exercise price. It is the opinion of management this cashless warrant vehicle provides a method to award performance while minimizing the impact on the Company’s cash flow and capital structure. It is widely believed the majority of cashless warrant options will be exercised by surrendering shares as opposed to paying cash for the total number of shares outstanding although this cannot be assured in every case.

To determine the value of the warrants granted as required in Statement 123R(1) we have adopted the Black-Scholes-Merton formula which takes into account the initial stock price, the exercise price, the continuously compounded risk-free interest rate, the expected dividend yield, the expected volatility, and the expected term. Our methodology includes assuming the stock price fair market value at the end of each month a warrant is exercisable that price is also applied to the cashless warrant formula as the value for “a”. Management has an opinion that the application of the two formulas effectively encompasses the intent of FAS 123R (1).

Employee services paid with cashless stock warrants issued during each month of the fourth quarter 2005 totaled 105,000 warrants. These cashless warrants were issued to an employee in connection with services rendered to the Company and our expansion into the Houston market. These warrants were accounted for as described above and booked as an expense to the Company in the amount of $22,204. There were no such entries for 2004.

Non-employee services paid with cashless stock warrants issued during each month of fourth quarter 2005 totaled 210,000 warrants. These cashless warrants were issued in conjunction to services performed by a consultant to the Company who is assisting with our acquisition plans. These warrants were accounted for as described above and booked as an expense to the Company in the amount of $75,505. There were no such entries in 2004.

Acquisition costs are those direct costs associated with the Company’s efforts to purchase other human resources outsourcing companies. We have included this breakout because we expect to have significant expenses in our pursuit of additional human resources outsourcing companies beginning with our current pursuit of Heart which is described more fully in Note 14 of the financial statements of the Comapany contained in Item 7.

No provision for income taxes have been reflected or recorded in the financial statements. We incurred a net loss of $(204,698) for the year ended December 31, 2005 as a result of the matters discussed above. This represents a $135,588 increase in the net loss from the year ended December 31, 2004. Losses to date can be used to offset future taxable income, assuming the Company becomes profitable in the future.

Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the financial statements, we currently have a working capital deficiency and a stockholder’s deficiency of $(308,573) and $(250,914), respectively, as of the year ended December 31, 2005 and 2004. In addition, we have incurred losses from our operations since our inception, and have been dependent upon the financial support of shareholders, management, and other related parties.

The Company had $84,712 in cash and cash equivalents at December 31, 2005. The Company is required to collateralize its obligations under its workers’ compensation coverage. The Company uses its cash as to collateralize these obligations.

At November 18, 2005, the Company deposited $167,986 as collateral with the Company’s workers’ compensation carrier for the 2005/2006 policy year. The Company’s workers’ compensation plans for the previous years are subject to no further collateral adjustments.

The Company had long term debt as of December 31, 2005 of $117,501 due to Patrick Matthews, the Company’s President and Chief Executive Officer and majority shareholder, down $ 6,645 from December 31, 2004 or $124,146.

The charges to clients by the Company derived from salaries, wages, payroll taxes and benefits are managed from the cash flow perspective so that a matching exists between the time the funds are received from a client and the time the funds are paid to the worksite employees and appropriate tax jurisdictions.

The Company’s primary short-term capital requirements relate to the payment of accrued payroll and payroll taxes of its internal and worksite employees, accounts payable for capital expenditures and the payments of accrued workers’ compensation expense and health benefit plan premiums.

To date the Company has made significant financial commitments to developing its sales force. We hired a sales consulting firm to help develop and implement our sales practices with the expectation of our sales staff becoming better equipped to develop relationships with existing and prospective customers. Our main goals were to (i) reduce the sales cycle, (ii) increase the size of our accounts in terms of employee count and (iii) increase the fee for our services. To date the results sought have been recognized, there is however no guarantee the results we’ve seen to date will continue into the future.

New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company discovered error requiring correction in the foruth quarer of 2005. The corrections were made as of December 31, 2005 under APB 20 and FASB Statement No. 3. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

During 2005 the Company received an inquiry from the Securities and Exchange Commission regarding goodwill with respect to the Company’s Form 10K-SB for the fiscal year ended December 31, 2004. Specifically the Securities and Exchange Commission questioned the correctness of accounting for goodwill regarding the transactions in 2002 wherein the Members of PBS LLC purchased the controlling interest in the Company from a third party and the Company exchanged its shares of Common Stock for the membership interest in PBS LLC. As a result of the inquiry and the ensuing research the Company determined the entries for goodwill were in error and accordingly, entries relating to goodwill were eliminated in our financial statements. Such changes had no effect on the operational outcome of the Company. A more complete discussion is contained in Note 12 in the Notes to Financial Statements in Item 7.

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

WE REQUIRE ADDITIONAL CAPITAL TO FUND OUR CURRENT OPERATIONS AND TO MAKE ACQUISITIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. Obtaining future financing may be costly and will likely be dilutive to existing stockholders. If we are not able to obtain financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition, and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets.

WE MAY ACQUIRE ADDITIONAL COMPANIES, WHICH MAY RESULT IN ADVERSE EFFECT ON OUR EARNINGS.

We may at times become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their shareholders’ equity. We have historically obtained growth through acquisitions of other companies and businesses. Under Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other intangible Assets implemented in June 2001, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management’s Discussion and Analysis.

OUR BUSINESS MAY BE ADVERSELY AFFECTED DUE TO ECONOMIC CONDITIONS IN SPECIFIC GEOGRAPHIC MARKETS.

All our revenues are derived through our Texas and Mississippi operations. We attempt to diversify through different industry segments and by obtaining clients in different metropolitan markets. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results necessary to offset economic conditions.

UNFAVORABLE INTERPRETATIONS OF GOVERNMENT LAWS MAY HARM OUR PEO OPERATIONS.

Our PEO operations are affected by many federal, state and local laws relating to labor, tax, insurance and employment matters and the provision of managed care services. Many of the laws related to the employment relationship were enacted before the development of alternative employment arrangements, such as those that we provide, and do not specifically address the obligations and responsibilities of non-traditional employers. The unfavorable resolution of unsettled interpretive issues concerning our relationship could have a material adverse effect on our results of operations, financial condition and liquidity. Uncertainties arising under the Code include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. In addition, new laws and regulations may be enacted with respect to its activities, which may also have a material adverse effect on our business, financial condition, results of operations and liquidity.

IF GOVERNMENT REGULATIONS REGARDING PEO’S TEMPORARY AND PERMANENT STAFFING ARE IMPLEMENTED, OR IF CURRENT REGULATIONS ARE CHANGED, OUR BUSINESS COULD BE HARMED.

Because many of the laws related to the employment relationship were enacted prior to the development of PEOs and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations, we assume obligations and responsibilities of an employer under these laws. Uncertainties arising under the Code include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by our Company and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on results of operations and financial condition. While many states do not explicitly regulate PEOs, approximately one-half of the states have enacted laws that have licensing, registration or certification requirements for PEOs. Several additional states are considering such laws. These laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. Additionally, many states require licensure or registration of entities providing temporary health care or nursing services as well as those offering permanent placement services. There can be no assurance that we will be able to comply with any such regulations, which may be imposed upon us now or in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

IF WE LOOSE OUR QUALIFIED STATUS FOR CERTAIN TAX PURPOSES, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

The IRS established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. One issue that arose in the course of these reviews is whether PEOs should be considered the employers of worksite employees under Code provisions applicable to employee benefit plans, which would permit PEOs to offer benefit plans that qualify for favorable tax treatment to worksite employees. If the IRS concludes that PEOs are not employers of worksite employees for purposes of the Code, we would need to respond to the following adverse implications:

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

Under such circumstances, we would face the risk of client dissatisfaction as well as potential litigation, and our financial condition, results of operations and liquidity could be materially adversely affected.

In April 2002, the IRS issued Rev. Proc. 2002-21. While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to insure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure. Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413C, the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule. PBS LLC’s current active retirement savings plan is designed, and intended to be operated, in accordance with Code Section 413C.

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

To the extent that PBS LLC extends credit to its clients under its client service agreements, or is liable for employee payroll and related expenses, and the client files for protection under the bankruptcy laws, PBS LLC may be unable to collect the funds owed to it from the client. As a result, PBS LLC may be required to pay payroll and related expenses without reimbursement. In addition, although PBS LLC believes that its client service agreements should be terminable by it once a client enters bankruptcy, there is a risk that a bankruptcy court may not agree and would require PBS LLC to continue to perform services for such client, thereby increasing the risk that PBS LLC would be unable to collect funds from the client. Therefore, the filing for bankruptcy by a significant client, or a number of clients, may have a material adverse effect upon PBS LLC’s financial condition.

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

WE MAY BE LIABLE FOR THE ACTIONS OF PEO WORKSITE EMPLOYEES OR CLIENTS AND OUR INSURANCE POLICIES MAY NOT BE SUFFICIENT TO COVER SUCH LIABILITIES.

Our PEO client services agreement establishes a contractual division of responsibilities between our Company and each client for various human resource matters, including compliance with, and liability under, various government laws and regulations. However, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although such client agreements generally provide that the client indemnify us for any liability attributable to the client’s failure to comply with its contractual obligations and to the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of such worksite employees. As an employer, we, from time to time, may be subject in the ordinary course of our business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although we carry $1 million of general liability insurance, with no deductible, and carry $1 million of employer liability insurance, with no deductible, there can be no assurance that any such insurance we carry will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to us in the future and, if available, on satisfactory terms. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then our business and financial condition could be materially adversely affected.

OUR CLIENTS MAY BE HELD LIABLE FOR EMPLOYMENT TAXES, WHICH COULD DISCOURAGE SOME COMPANIES FROM TRASACTING BUSINESS WITH US.

Pursuant to the PEO client service agreement, we assume responsibility and liability for the payment of federal employment taxes imposed under the Code with respect to wages and salaries paid to our worksite employees as well as various state payroll tax obligations. While the client service agreement provides that we have the sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client company may be held jointly and severally liable. There are essentially three types of federal employment tax obligations:

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

IF WE CANNOT OBTAIN SUFFICENT LEVELS OF TEMPORARY EMPLOYEES, OUR BUSINESS MAY BE AFFECTED.

Our subsidiary AHJR is a temporary employment agency, which depends on a pool of qualified temporary employees willing to accept assignments for our clients. Its business is materially dependent upon the continued availability of such qualified medical temporary personnel. Our inability to secure temporary medical personnel would have a material adverse effect on our business.

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

IF WE ARE UNABLE TO RENEW OR REPLACE CLIENT COMPANIES, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE ADVERSLEY AFFECTED.

Our standard PEO client service agreement is subject to non-renewal on 30 days written notice by either us or the client. Accordingly, the nature of the client service agreement makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our client companies upon the termination or cancellation of the client service agreement. Clients may determine to cancel their relationship with us for numerous reasons, including economic factors. It is possible that the number of contract cancellations will increase in the future.

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

WE HAVE OUTSTANDING SHARES OF RESTRICTED STOCK, WHICH IF SOLD IN THE OPEN MARKET, MAY ADVERSELY AFFECT OUR STOCK PRICE

Of the 10,922,253 shares outstanding as of March 3, 2006, the Company has outstanding 10,194,874 shares, which may be deemed “restricted stock.”  These restricted shares include the 9,887,030 shares owned by the directors and officers of the Company. Possible or actual sales of the Company’s Common Stock by shareholders under Rule 144 or registration statements may have a depressing effect on the price of the Company’s Common Stock in the open market.

THERE ARE RISKS ASSOCIATED WITH OUR STOCK TRADING ON THE NASD OTC BULLETIN BOARD RATHER THAN A NATIONAL SECURITIES EXCHANGE.

There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national securities exchange include:

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

IF OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES, YOU MAY HAVE GREATER DIFFICULTY SELLING YOU SHARES.

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

If our financial condition does not meet the above tests, then trading in our Common Stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act of 1934 as amended (“Exchange Act”). Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser’s written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our Common Stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

PBS HOLDING, INC. and SUBSIDIARIES

AUDITED FINANCIAL STATEMENTS

December 31, 2005 and 2004

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MADSEN & ASSOCIATES CPAs’. INC.		684 East Vine St #3
Certified Public Accountants and Business Consultants		Murray, Utah 84107
	Telephone 801-268-2632	Fax 801-262-3978

Board of Directors & Audit Committee

PBS Holding, Inc. and Subsidiaries

Universal City, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of PBS Holding, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PBS Holding, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are described in the notes to the consolidated financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

January 17, 2006

Murray, Utah

PBS Holding, Inc. and Subsidiaries

Consolidated Balance Sheet

As of December 31, 2005 and 2004 (Restated)

	2005	2004
		(Restated)
ASSETS

Current assets

Cash	$84,712	$185,484
Notes receivable	184,890	107,949
Client accounts receivable	158,877	64,435
Deposit - pending Heart acquisition	50,000	—
Prepaid Expenses	3,014	1,051
Employee advances	857	—
Worker compensation prepaid premiums	167,986	96,097

Total Current Assets	650,336	455,016

Property & Equipment

Furniture & Fixtures	55,472	54,454
Computer equipment	99,722	91,322
Vehicles	15,486	15,485
Payroll software	43,724	43,724

	214,404	204,986
(Less) accumulated depreciation	(158,969)	(149,213)

Net Property & Equipment	55,435	55,773

Other assets

Security deposits	1,560	1,054
Customer list, net of amortization	6,600	9,000

Total Other Assets	8,160	10,054

Total Assets	$713,932	$520,843

	2005	2004
		(Restated)
LIABILITIES

Current liabilities

Accounts payable	$101,462	$109,812
Checks drawn on uncollected funds	120,027	177,532
Deferred revenue	7,121	—
Client payroll tax payable	503,678	259,260
Workers comp payable	113,676	60,953
Client deposits	1,000	—
Client payroll amount withheld	8,475	1,532
Current maturities of long-term debt	25,000	—
Line of credit from banks	7,898	38,522
Due to shareholder/officer	117,501	124,146

Total Current Liabilities	1,005,838	771,757

Long term liabilities

Note payable, net of current portion	16,667	—

Total Liabilities	1,022,505	771,757

Stockholders’ Equity (Deficiency)

Common stock - $.001 par value authorized - 750,000,000, issued and outstanding - 10,922,253 and 10,784,753 shares	10,922	10,785
Additional paid-in capital	1,139,847	992,945
Accumulated (deficit)	(1,459,342)	(1,254,644)

Total Stockholders’ Equity (Deficiency)	(308,573)	(250,914)

Total Liabilities and Stockholders’ Equity (Deficiency)	$713,932	$520,842

PBS Holding, Inc. and Subsidiaries

Consolidated Statement of Operations

For The Years Ended December 31, 2005 and 2004

	2005	2004

Revenues	$4,919,246	$3,338,891

Cost of Revenues	3,152,715	2,057,354

Gross Profit	1,766,532	1,281,537

Operating Expenses
General and Administrative	959,751	722,235
Wages, commissions & salaries	528,231	312,976
Officers compensation	290,114	211,365

	1,778,096	1,246,576

Income (Loss) from Operations	(11,564)	34,961

Other Income & Expense
Other income	50,109	128
Consulting expenses	(50,300)	(7,500)
Acquisition costs	(7,315)	—
Employee services paid with stock warrants	(22,204)	—
Non employee services paid with stock warrants	(75,505)	—
Litigation costs	(87,919)	(96,699)

Income (Loss) Before Provision For Income Tax	(204,698)	(69,110)

Provision For Income Taxes	—	—

Net Income (Loss)	$(204,698)	$(69,110)

Basic & Diluted Net (Loss) Per Share	$(0.02)	$(0.01)

Basic and Diluted Weighted Average
Shares Outstanding	10,839,367	10,784,753

PBS Holding, Inc. and Subsidiaries

Consolidated Statements Of Cash Flow

For The Years Ended December 31, 2005 and 2004

	2005	2004

Net Income (Loss)	$(204,698)	$(69,110)

Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	12,156	32,460
Non cash - non employee services for stock warrants	75,505	—
Non cash - employee services for stock warrants	22,204
(Increase) decrease in accounts receivable	(94,442)	6,154
(Increase) decrease in prepaid expense	(1,963)	72,135
(Increase) decrease in worker comp deposit	(71,889)	—
(Increase) decrease in other assets	(1,363)	(61,942)
Increase (decrease) in accounts payable	44,373	(104,844)
Increase (decrease) in client payroll tax liability	244,418	239,236
Increase (decrease) in other current liabilities	15,063	869
Deposit - pending Heart acquisition	(50,000)	—
Checks drawn on uncollected payrolls	(57,505)	108,372

Total Adjustments	136,557	292,440

Net cash provided by (used in) operating activities	(68,141)	223,330

Cash flows from investing activities
Loans to affiliates	(76,941)	—
Payments for the purchase of property	(9,418)	(24,717)

Net cash provided by (used in) investing activities	(86,359)	(24,717)

Cash flows from financing activities
Net adjustment for common stock transactions	49,330	—
Net borrowings under line of credit	(30,624)	(6,465)
Net borrowing on long term debt notes payable	41,667	(20,973)
Principal payments on short-term debt	—	—
Due to shareholders/officers	(6,645)	(5,536)

Net cash provided by (used in) financing activities	53,728	(32,974)

Net increase (decrease) in cash and cash equivalents	(100,772)	165,639
Cash and cash equivalents at beginning of year	185,484	19,845

Cash and cash equivalents at end of year	$84,712	$185,484

Supplemental information:

Cash payments

Interest expense	$20,835	$—
Income taxes	$—	$—

Non cash items

Warrants issued for employee services	$22,204	$—
Warrants issued for non employee services	75,505	—

Total non cash items	$97,709	$—

PBS Holding, Inc. and Subsidiaries

Statement of Stockholders Equity

For the Years Ended December 31, 2005 and 2004

	Common Stock		Additional Paid-In	Accumulated	Net Equity
	Shares	Amount	Capital	(Deficit)	(Deficiency)

Balance December 31, 2003	10,718,809	$10,719	$993,011	$(1,185,534)	$(181,804)

Adjustment after change in transfer agent and recomputation of shares outstanding	65,944	66	(66)		—

Net (Loss)	—	—	—	(69,110)	(69,110)

Balance December 31, 2004	10,784,753	10,785	992,945	(1,254,644)	(250,914)

Stock sale	62,500	62	19,268		19,330

Stock sale	75,000	75	29,925		30,000

Stock warrants granted:

With stock sales	—	—	—		—

For non employee services	—	—	75,505		75,505

For employee services	—	—	22,204		22,204

Net (Loss)	—	—	—	(204,698)	(204,698)

Balance December 31, 2005	10,922,253	$10,922	$1,139,847	$(1,459,342)	$(308,573)

PBS HOLDING, INC. AND SUBSIDIARIES

Notes to Financial Statements

December 31, 2005

NOTE 1 - Organization and Nature of Business

History

The Company was incorporated in the State of Nevada in 1996 under the name of Anonymous Data Corporation.  In July 2001 the Company name was changed to ShareCom, Inc.  The Company then changed its name to Primary Business Systems, Inc. on February 26, 2003.  On September 20, 2005, Primary Business Systems Inc. changed its name PBS Holding, Inc.

On May 28, 2002, the Company filed a Form 8-K with the United States Securities and Exchange Commission (“SEC”), which states as follows:

“On or about May 28, 2002, a change of control of the Registrant occurred, as a result of Pine Services, Ltd (“Purchaser”) purchasing 21,628 shares (432,551,000 old shares) of $.001 par value stock, capital voting stock of the Registrant (the “Shares”) from Mr. Brad Nordling, the former president of the Registrant.  The consideration for the purchase included the payment of $100,000 to the Seller; the release of certain note obligations aggregating approximately $885,000 and permitting certain assets of the Registrant to be transferred to another entity controlled by Seller.  The source of the cash component of the consideration for the purchase of the Shares was the working capital of the Purchaser.”

“The basis of the control is Purchaser’s ownership of 21,628 shares (432,551,000 old shares) representing approximately 59% of the issued and outstanding Shares.  The transaction which resulted in the change in control was the closing of a stock purchase agreement.”

On September 27, 2002, the members of Primary Business Systems, LLC (“PBS LLC”), a Texas limited liability company, purchased 22,279 shares (445,577,351 old shares) of common stock, par value $.001 per share (“Common Stock”) of the Company from Pine Services Ltd., representing approximately 59% of the then outstanding Common Stock of the Company.

Subsequently, on November 29, 2002, pursuant to a stock purchase agreement between the Company and PBS LLC, the Company acquired 100% of the membership interests of PBS LLC in exchange for 837,032 shares (6,696,256 old shares) of Common Stock. As a result of this transaction, PBS LLC became a wholly owned subsidiary of the Company.

On February 28, 2003 the Company purchased all of the outstanding shares of AHJR, Inc. (AHJR), a Texas corporation, in a stock for stock transaction.  Principally Patrick Matthews, the primary shareholder of the Company and its President and Chief

Executive Officer, previously owned AHJR.  In the stock for stock transaction the Company acquired all of the shares of AHJR in exchange for 9,050,000 shares (72,400,000 old shares) of restricted common stock, par value of $.001 recorded at predecessor cost, or zero.  AHJR is currently operating as a subsidiary of the Company under the trade name Concord Staffing Services (Concord).

A global settlement agreement, related to lawsuits filed against and on behalf of the Company in 2002 and 2003 (respectively), was agreed upon by all parties effective January 31, 2005.  The settlement agreement would have, if consummated, resulted in a change of control of the Company and a distribution of the significant business assets of the Company to Patrick Matthews and the Matthews Family.  In effect, the terms and conditions of the settlement agreement would have “unwound” the transactions entered into by the Company and the former majority shareholder, Pine Services, Inc., consummated with the Matthews Family in 2002.  Prior to the forgoing transactions, the Company had no significant operations.  As a result of the failure by the other parties to the settlement agreement to adhere to the terms thereof and to perform their obligations hereunder, the Company declared a default and terminated the settlement agreement.

As a result of termination of the settlement agreement, no change in control of the Company occurred.  Patrick Matthews has remained as President and Chief Executive Officer of the Company, and the remaining officers and directors of the Company will remain in their positions.  The Company will continue with its present operations as existing prior to the settlement agreement.

On or about October 4, 2005 the Company affected a 1 for 8 reverse stock split with respect to its outstanding shares of Common Stock.

Business Activity

The business of the Company is to operate in the human resources outsourcing industries with particular emphasis in the professional employer organization (PEO) industry and the temporary staffing services industry. Its wholly owned subsidiary, PBS LLC, is a provider of PEO services.  A PEO (Professional Employer Organization) is defined as an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risks of its clients, by contractually assuming substantial employer rights, responsibilities, and risks and, through the establishment and maintenance of an employer relationship with the workers assigned to its clients.

The second wholly owned subsidiary, Concord, is a temporary staffing services company and works with temporary employment services.  It began operations on March 1, 2003.

The third subsidiary of the Company, Primary HR Services, LLC, (a Delaware Limited

Liability Company) began operating during the fiscal year ended December 31, 2004.  Primary HR Services is an operating entity that allows the Company to provide PEO services to clients in Mississippi.

NOTE 2 - Summary of Significant Accounting Policies

(a)           Principles of Consolidation

The Company prepares its books and records on the accrual basis for financial reporting and for income taxes.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and promulgated by the PCAOB.

Before becoming a subsidiary of the Company PBS LLC and AHJR maintained its books and records on the accrual basis of accounting.  PBS LLC reported the results of its operations for income tax purposes as a partnership and AHJR reported the results of its operation for income taxes as a corporation.  These financial statements have been modified to present them on a consistent ongoing basis for accounting and tax purposes.

All significant Intercompany transactions have been eliminated.

(b)           Cash Equivalents

For purposes of reporting of cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

(c)           Receivables

Management has elected to record bad debts using the direct write-off method.  Accounting principles generally accepted in the United States require that the allowance method be used to reflect bad debts.  However, the effect of the use of the direct write-off method is not significantly different from what the results would have been had the allowance method been followed.

(d)           Property and Equipment

Property and equipment are valued at cost.  Depreciation is provided by use of the straight-line method over the estimated useful lives of the assets.  Useful lives of the respective assets are generally from three to seven years.  Purchase of property and equipment greater than $500 and major repairs of existing equipment that extends the useful life of the asset are capitalized.

Depreciation and amortization expense for the years December 31, 2005 and 2004 are $12,156 and $32,460 respectively.

(e)           Intangible Assets

The Financial Accounting Standards Board has issued SFAC No.142 “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  According to SFAS 142, goodwill should not be amortized.  Instead, it should be reviewed for impairment at least annually and charged to earnings only when its recorded value exceeds its fair value.  The Company has elected to follow SFAS 142.

The Company’s Customer list, an intangible asset, continues to be amortized over five years, as management considers that it has a definite life

(f)            Impairment of Long-Lived Assets

It is the policy of the Company to periodically evaluate the economic recoverability of all of its long-lived assets.  In accordance with that policy, when it is determined that an asset has been impaired the loss is recognized in the statement of operations.

(g)           Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, receivables, prepaid premiums, employee advances, accounts payable, accrued expense, deferred revenue, notes payable, and all other current assets and liabilities are reflected in the financial statements at cost, which is considered fair value because of the short maturity of these instruments.

(h)           Concentrations

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

The Company provides its services to its clients based upon an evaluation of each client’s financial condition.  Exposure to losses on receivables is primarily dependent on each client’s financial condition.  The Company mitigates such exposure by requiring customers to immediately pay via electronic funds transfer the amount of the payroll billed, through cash on delivery payment of invoices, through deposits or letters-of-credit or personal guarantees from certain clients.  Exposure to credit losses is monitored by the Company, and bad debts for anticipated losses are recognized when necessary.

(i)            Revenue Recognition

Primary bills its clients on each payroll date an administrative fee for:  1) the actual gross salaries and wages plus related employment taxes and employee benefits of the company’s worksite employees; 2) actual costs associated with worksite employees, (e.g. recruiting costs, drug testing, etc.); 3) workers compensation and unemployment costs, 4) other benefits associated with the worksite employees; 5) other insurance premiums associated with the client; and 6) payroll processing

The Company’s administrative fee is computed based upon either a fixed fee per worksite employee or an established percentage of gross salaries and wages, negotiated at the time the client service agreement is executed.  The Company’s administrative fee varies by client based primarily upon the nature and size of the client’s business and the Company’s assessment of the costs and risks associated with the employment of the client’s worksite employees.

Accordingly, the Company’s administrative fee income will fluctuate based on the number and gross salaries and wages of worksite employees, and the mix of client fee income will fluctuate based on the mix of total client fee arrangements and terms.  Although most contracts are for one year and renew automatically, the Company has the ability to terminate the relationship with 30 days notice.

(j)            Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities.

During 2002, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code.  Consequently, management believes the net operating loss carry forwards were lost at that time and only losses subsequent to that date can be carried forward.  The Federal net operating losses since the ownership change is $1,379,469 and $1,188,829 as of December 31, 2005 and 2004, respectively.  The Company continues to sustain operating losses and there remains an uncertainty as to whether any income tax benefit can be used in the future.  Therefore, the estimated tax benefit for the Company’s NOL carry forward of $482,814 and $416,090 respectively has been fully offset by a valuation reserve.

(k)           Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income; therefore a statement of comprehensive income has not been presented.

(l)            Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of Accounting as described above, and has adopted the disclosure requirements of SFAS No. 123R.  During the current year the Company issued stock warrants.  The estimated fair value of the warrants is disclosed in the note on equity and common stock.

(m)          Net (Loss) Per Share of Common Stock

The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented.  Diluted net (loss) per common share is the same as basic net (loss) per share because including any potential common shares would be anti-dilutive.

(n)           Advertising Costs

The Company’s advertising costs are expensed when incurred.  Total advertising costs of $9,593 and $7,982 were incurred for the years ended December 31, 2005 and 2004, respectively.

(o)           Use of Accounting Estimates

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

(p)           Reclassifications

Certain amounts in 2004 have been reclassified and represented to conform to the current financial statement presentation.

(q)           Other Recent Accounting Pronouncements

The Company does not expect the adoption of other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 - Equity & Common Stock

On September 27, 2002, the members of PBS LLC, purchased 22,279 shares (445,577,351 old shares) of common stock (“Common Stock”) of the Company from Pine Services Ltd., representing approximately 59% of the then outstanding Common Stock of the Company.

Subsequently, on November 29, 2002, pursuant to a stock purchase agreement between the Company and PBS LLC, the Company acquired 100% of the membership interests of PBS LLC in exchange for 837,032 shares (6,696,256 old shares) of Common Stock. As a result of this transaction, PBS LLC became a wholly owned subsidiary of the Company.

On February 28, 2003 the Company purchased all of the outstanding shares of AHJR, in a stock for stock transaction.   AHJR was previously owned principally by Patrick Matthews, the primary shareholder of the Company today and its President and Chief Executive Officer.  In the stock for stock transaction the Company acquired all of the shares of AHJR in exchange for 9,050,000 shares (72,400,000 old shares) of restricted Common Stock of the Company with no value assigned to the transaction (refer to Note “Correction of Error”).  AHJR is currently operating as a subsidiary of the Company under the trade name Concord Staffing Services (Concord).

In April 2002 the Company and former Members of Primary Business Systems LLC were served suit by Suburban Capitol and Pine Inc alleging breach of an advisory agreement and stock purchase agreement by the Members of Primary Business Systems LLC.  On or about December 23, 2003, the Company filed a lawsuit in 285th District Court, Bexar County, Texas against Pine Services, Inc. and Frank Custable, Jr. alleging, among other claims, common law fraud, violation of the Texas Securities Act, violation of the Texas Deceptive Trades and Practices Act and fraudulent inducement in connection with the Advisory Agreement referred to above.   A global settlement agreement was agreed upon by all parties effective January 31, 2005.  The settlement agreement would have, if consummated, result in a change of control of the Company and a distribution of the significant business assets of the Company to Patrick Matthews and the Matthews Family.  In effect, the terms and conditions of the settlement agreement would have “unwound” the transactions entered into by the Company and a former majority shareholder, Pine Services, Inc. consummated with the Matthews Family in 2002.  Prior to these transactions, the Company had no significant operations.   As a result of the failure by the other parties to the settlement agreement to adhere to the terms thereof and to perform their obligations there under, the Company and Matthews have declared a default and terminated the settlement agreement.

As a result of termination of the settlement agreement, there will be no change in control of the Company.  Patrick Matthews will remain as Chairman and Chief Executive Officer and Chief Financial Officer of the Company, and the remaining officers and directors of the Company will remain in their positions.  The Company will continue with its present operations as existing prior to the settlement agreement.

On or about October, 4, 2005 the Company affected a 1 for 8 reverse stock split with respect to its outstanding shares of Common Stock and changed its name from Primary Business Systems Inc. to PBS Holding, Inc.  This reverse stock split has been recognized in the financial statements retroactively from inception.

During October to December 2005 the Company sold 137,500 shares of Common Stock to private investors as part of a stock subscription offer.  The subscriptions were offered at $.40 per share with warrants attached that allow the holders to exercise an additional purchase of 34,375 shares of Common Stock at $.40 per share.  The cost of placing these shares was $5,670 and was included in recording the sale of the Common Stock as a reduction of the additional paid in capital generated from the sales.   The Company computed the estimated fair value of these warrants using the Black-Scholes model and concluded the estimated fair value was insignificant and did not record any fair value for these warrants.

During October to December 2005 the Company issued 105,000 and 210,000 warrants to an employee and to a non-employee consultant respectively to purchase a total of 315,000 shares of restricted Common Stock at an exercise price of $.12 per share.  These warrants have the right to buy restricted Common Stock by turning in the warrants for stock without paying cash based on a computation of the value of the stock at the time of exercise.  The fair value of these warrants was computed using the Black-Scholes model and by applying SFAS 123R (2006 edition). Estimated fair value of the warrants to the employee computes to be $22,205 and is reported as an equity grant using the guidance of SFAS 123R section 3.42 and 3.43.  These warrants issued will remain at this computed value until they are exercised.  The estimated fair value of the warrants to the non-employee computes to be $75,505 and is reported as an equity grant using the guidance of SFAS 123R.  These warrants issued to the non-employee will remain at this computed value until they are exercised.

NOTE 4 - Employee Benefit Plan

A 401-K employee benefit plan for the Company’s client worksite employees is included in the package of services provided by PBS LLC as a PEO.  The Company’s office and administrative employees may also participate in the plan.  Less than $100,000 of the plan assets is related to the office and administrative employees of the Company.  The Company has no commitments requiring future payments into the plan.

NOTE 5 - Related Party Transactions

The majority shareholder loans funds to the Company from time to time should the Company need it.  The amounts due to the shareholder are $117,501 and $124,146 at December 31, 2005 and 2004 respectively.   The balance in the due to shareholder account has been corrected as part of the prior period adjustment in accordance with APB 20.  The note payable to shareholder should have been eliminated when the Common Stock of the Company was distributed to the members of PBS LLC.  This increased the additional paid in capital as the members assumed the liability associated with the Common Stock received in a property distribution.  The economic effect of the transaction is $0 in the equity section.

In the later part of 2005 the ongoing litigation between the Company and the Matthews against Pine Services and Frank Custable was settled.  The note payable Matthews owed Pine Services and the commitment of the Company to issue additional Common Stock to Pine Services or Frank Custable ceased and became as if void as part of that settlement.

The note receivable of $184,890 and $107,949 as of December 31, 2005 and 2004, respectively, is for amounts due from Consumers Insurance Agency LLC (Consumers).  The Company bills Consumers, and Consumers reimburses the Company for use of 500 square feet of office space, office supplies and payroll.  These transactions are related party transactions as the majority shareholder of the company owned 90% of Consumers member interest as of December 31, 2004.  On January 1, 2005 Consumers underwent an ownership change whereby Patrick Matthews has 45%, Amanda Sinclair has 10% and an unrelated party has the remaining 45% of the member interest in the LLC.  These reimbursements are not recognized as income, but rather they reduce the related costs in the statement of operations.

NOTE 6 - Lease Commitments

The Company has no lease commitments except with respect to the facilities it operates out of at 433 Kitty Hawk, Universal City, Texas as of December 31, 2005.  The net rent expense for the years ended December 31, 2005 and 2004 is $47,212 and $35,841 respectively.  The lease commitment is through November 2006 and is for $33,733.  Beginning December 1, 2006, the lease is on a month-to-month basis at $3,067 per month.

The Company has subleased 500 square feet to Consumers Insurance Agency LLC (“Consumers”) since May 2002.

NOTE 7 - Line of Credit

	2005	2004
Lines of Credit are for:

Jourdanton State Bank, limit of $50,000 at 8% interest. Collateralized with accounts receivable and right of payment and equipment	$7,898	$33,732

Frost Bank, limit of $10,000 at 5% interest, unsecured due on May 30, 2003	0	4,790

	$7,898	$38,522

NOTE 8 - Notes Payable

The Company settled a dispute with AMS, a payroll services provider for $50,000.  This is recognized as a non interest-bearing note payable reported as a term debt with monthly payments of $2,083 for 24 months through August 2007.  Management elected not to record imputed interest on this note because of the relative short term of the note and the amount of interest that would result was not material.  The balance on the note payable as of December 31, 2005 was $41,667 with $25,000 due in the next twelve months ending December 31, 2006.

NOTE 9 - Workers Compensation

PBS LLC maintains workers compensation insurance for worksite employees as well as its regular and administrative employees.  Premium deposits are $167,986 and $96,097 as of December 31, 2005 and 2004 respectively. The workers compensation payable premium due as of December 31, 2005 and 2004 was $113,676 and $60,953, respectively.

NOTE 10- Checks drawn on uncollected funds and Client payroll tax payable

The Company process payroll checks for its worksite employees in advance of the payments received by its clients resulting in the balance recognized on the balance sheet of “Checks drawn on uncollected funds”.  The amounts recognized for the years ended December 31, 2005 and 2004 was $120,027 and $177,532, respectively.

The amounts reported as “Client payroll tax payable” reflect an amount of tax deposits required based on the payroll checks issued.  Timing differences between when the client pays the related invoice and when the tax deposits are due can result in payroll tax deposit penalties.

 During the year ended December 31, 2005 there were litigation costs and the cost of a required deposit associated with a letter of intent to purchase Heart Employee Leasing Services, Inc. that contributed to the company incurring additional tax deposit penalties due to late payment.  The amount of penalties for payroll tax deposits during the year ended December 31, 2005 and 2004 was $81,419 and $25,856 respectively.  Management perceives this situation as non-repetitive and is in the process of correcting this situation.

NOTE 11 - Going Concern Issues

The Company continues suffering losses and working capital reflects more current liabilities than current assets.  Unless sufficient additional cash flows come into the Company, either through equity financing, profits, or a reduction of cash expenses, the Company could be in jeopardy of continuing operations.  Management has developed a strategy, which it believes will accomplish this objective through additional long and short-term loans and sale of Common Stock of the Company to related and unrelated parties.

NOTE 12 - Correction of an Error

In 2002 the Company, a “shell company” at the time underwent a series of transactions that brought about the purchase of PBS LLC, which is the bulk of the present operations of the Company. Later, in 2003, the Company acquired AHJR in a share for share exchange which brought about the operating activities of the wholly owned subsidiary of AHJR as a temporary staffing services company working under the name of Concord.

The original purchase transaction involving Pine Services Inc. was recorded recognizing $550,000 as goodwill, the accepted value of the transaction by the parties involved.  In the case of AHJR (Concord), $7,240 in goodwill was recognized in the transaction as the value of AHJR in excess of the other assets and operations of the company acquired.

During 2005 the underlying documents involving the purchase of PBS LLC were reexamined and reevaluated as to the proper method to report the corresponding transactions.  Management determined that the $550,000 recognized as goodwill in this acquisition should not have been recorded and reported in the financial statements.  The amount should have been a reduction of the member equity of the original members of PBS LLC because the stock received from Pine Services was distributed to the members in a property distribution.  Consequently, this business combination did not meet the definitions of the SEC as an acquisition, but rather meets the criteria as a change in equity ownership only.  As a result, goodwill should not have been reported in the financial statements.

The share for share exchange in acquiring AHJR also relates to a change in equity ownership and also does not meet the SEC guidelines where goodwill is recognized and reported in a business combination.  In accordance with the guidance provided by SFAS 141 and EITF 02-05, management determined that the amount reported as goodwill for the purchase of the AHJR stock should have been recorded on the parent’s general ledger as an investment in a subsidiary and eliminated in the consolidated financial statements.

These two transactions involve significant errors in reporting that management identified in 2005 that require a change in reporting for 2005 and a restatement of the past financial statements as of December 31, 2002 through to the present.  The financial statements hereto reflect the correction of an error in accordance with guidance provided by APB 20 that allows the Company to report the correction of errors in the financial statement in the period it is first identified without restating individually all of the prior periods affected by the correction of errors.  In the case of the Company, goodwill was recorded in 2002 at $550,000 and in 2003 and 2004 at $557,240 of which $550,000 relates to the 2002 purchase of PBS LLC and the $7,240 relates to the 2003 purchase of AHJR.

The correction of the errors resulted in a reduction in the balances reported for Goodwill, Due to Shareholder and Additional paid in capital.  There is no impact on the statement of operations, retained earnings, or cash flows relating to these corrections.  Below is the impact of the correction on the balance sheet accounts for the prior periods.

PBS Holding, Inc. and Subsidiaries

Restatement of Prior Years to Recognize the Correction of Errors

Selected Portions of Financial Statements Only

As of December 31, 2005

	As of December 31, 2002
	As Reported *	Adjustment	As Corrected

Other assets
Goodwill	$550,000	$(550,000)	$—
All other	270,000	—	270,000
Total Other assets	$820,000	$(550,000)	$270,000

Total assets	$1,097,136	$(550,000)	$547,136

Current liabilities			$—
Due to shareholder/officer	593,294	(498,350)	$94,944
All other	299,598	—	299,598
			$—
Total current liabilities	$892,892	$(498,350)	$394,542

Stockholders’ equity (deficiency)
Common stock, par $0.001	$1,378	$—	1,378
Additional paid-in capital	1,079,630	(51,650)	1,027,980
Accumulated (deficit)	(876,764)	—	(876,764)
Net Stockholders’ equity (deficiency)	$204,244	$(51,650)	$152,594

Total liabilities and stockholders’ equity (deficiency)	$1,097,136	$(550,000)	$547,136

Net (loss) for the year (no change)	$(840,268)	$—	$(840,268)

*   After taking into affect the 1 for 8 reverse stock split as well as after adjusting for certain reclassifications to make this presentation consistent with the reporting presentation as of December 31, 2005

	As of December 31, 2003
	As Reported *	Adjustment	As Corrected

Other assets
Goodwill	$557,240	$(557,240)	$—
All other	12,454	—	12,454

Total Other assets	$569,694	$(557,240)	$12,454

Total assets	$936,534	$(557,240)	$379,294

Current liabilities
Due to shareholder/officer	$628,032	$(498,350)	$129,682
All other	431,416	—	431,416
			$—
Total current liabilities	$1,059,448	$(498,350)	$561,098

Stockholders’ equity (deficiency)
Common stock, par $0.001	$10,707	$—	$10,707
Additional paid-in capital	1,051,913	(58,890)	993,023
Accumulated (deficit)	(1,185,534)	—	(1,185,534)
Net Stockholders’ equity (deficiency)	$(122,914)	$(58,890)	$(192,511)

Total liabilities and stockholders’ equity (deficiency)	$936,534	$(557,240)	$379,294

Net (loss) for the year (no change)	$(308,770)	$—	$(308,770)

* After taking into affect the 1 for 8 reverse stock split as well as after adjusting for certain reclassifications to make this presentation consistent with the reporting presentation as of December 31, 2005

	As of December 31, 2004
	As Reported *	Adjustment	As Corrected

Other assets
Goodwill	$557,240	$(557,240)	$—
All other	10,054	—	10,054
Total Other assets	$567,294	$(557,240)	$10,054

Total assets	$1,078,083	$(557,240)	$520,843

Current liabilities
Due to shareholder/officer	$622,496	$(498,350)	$124,146
All other	647,611	—	647,611
			$—
Total current liabilities	$1,270,107	$(498,350)	$771,757

Stockholders’ equity (deficiency)
Common stock, par $0.001	$10,785	$—	$10,785
Additional paid-in capital	1,051,835	(58,890)	992,945
Accumulated (deficit)	(1,254,644)	—	(1,254,644)
Net Stockholders’ equity (deficiency)	$(192,024)	$(58,890)	$(261,699)

Total liabilities and stockholders’ equity (deficiency)	$1,078,083	$(557,240)	$520,843

Net (loss) for the year (no change)	$(69,110)	$—	$(69,110)

* After taking into affect the 1 for 8 reverse stock split as well as after adjusting for certain reclassifications to make this presentation consistent with the reporting presentation as of December 31, 2005

Note 13 - Contingencies & Pending Acquisition

Heart Employee Leasing, Inc.

On December 21, 2005, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of Heart Employee Leasing, Inc. (Heart), a privately held company also engaged in the human resources outsourcing business. The letter of intent provides for a purchase price of $5,000,000 consisting of $3,500,000 in cash and the issuance of $1,500,000 in shares of a new class of preferred stock of the Company with a guaranteed dividend of 5% per annum. Dividends with respect to such new class of preferred shares shall accrue on a quarterly basis during the first 18 months after closing of the transaction and shall be payable provided that the Company is in compliance with the terms and conditions of loan agreements to be executed in connection with the transaction. Upon the 18-month anniversary after the closing of the proposed transaction, the former shareholders of Heart will have the option to (i) receive over the next 18 months quarterly payments in partial redemption of such preferred shares and accrued dividends of 5% per annum, or (ii) convert at any time during such initial 18-month period any or all preferred shares into shares of common stock of the Company. In the event that a holder of preferred shares elects to convert any or all shares of preferred stock, such conversion will be effected at a rate of two shares of common stock for each share of preferred stock. In the event that a holder elects to have preferred shares redeemed, any payments in redemption together with any accrued dividends will only be made if at the time of such payment the Company is in compliance with the terms and conditions of certain loan agreements to be executed by the Company in connection with the transaction.

In connection with the transaction, certain employees of Heart will enter into non-competition and employment agreements with the Company. In addition, the shareholders of Heart will agree not to compete directly or indirectly with the present business of the Company for a period of 18 months from the date of closing.

The closing is expected to take place on or about April 26, 2006. The closing of the transaction is subject to numerous conditions, including, among others, the negotiation and execution of a definitive acquisition agreement between the Company and Heart and the loan documentation with respect to the financing for the transaction being in form and substance satisfactory to the Company. There can be no assurance that the transaction will be completed, or completed upon the terms described above.

Concurrently with the execution of the non-binding letter of intent, the Company deposited $50,000 with Heart in connection with the proposed transaction. If the closing of the transaction occurs, the deposited amount will be applied against the purchase price and distributed to shareholders of Heart. If the closing does not occur by April 26, 2006 through no fault of Heart or its shareholders, and no material adverse change has occurred in Heart’s business, assets, liabilities or results of operation, and Heart has furnished its audited financial statements for the two most recent fiscal years, then Heart can terminate the letter of intent and retain such deposit. If the closing fails to occur for any other reason, the Company can terminate the letter of intent and upon such termination, Heart agrees to promptly reimburse the deposit to the Company. There can be no assurance that the transaction will be completed, or as completed upon the terms described above.

Note 14 - Subsequent Events

On January 1, 2006 the Company entered into a contract with a non employee consultant to provide services in which the consultant receives warrants to purchase 70,000 shares of Common Stock each month for three months ending March 31, 2006 for a total of 210,000 shares of common stock.  The exercise price of the warrants is $0.43 with a term of two years from the date of each issuance.  The fair value of these warrants will be computed using the Black-Scholes model and will be reported in the March 31, 2006 unaudited financial statements.

Note 15 - Subsequent Events (Unaudited)

During February 2006, the Company sold 100,000 shares of Common Stock to investors at $0.40 per share with warrants to purchase an additional 25,000 shares at a purchase price of $0.40.  The warrants are immediately exercisable for a two year period at a per share exercise price of $0.40.  The Company received the full $40,000 for the shares of stock sold.

On February 8, 2006 the Company agreed to issue warrants to purchase an aggregate of 450,000 shares of Common Stock in exchange for legal services.  The exercise price of such warrants is $0.60 and such warrants are immediately exercisable for a five-year term.  The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of Common Stock pursuant to the formula set forth in the terms of the warrants.

On March 7, 2006 the Company agreed to issue 50,000 shares of Common Stock valued at the closing price of the stock on the same day, which was $0.65.  The stock was obligated pursuant to a placement agency agreement with a broker-dealer to assist with a private placement for financing.

On March 8, 2006 the Company agreed to issue warrants to purchase 75,000 shares of Common Stock to a company providing public relation services to the Company.  The exercise price of such warrants is $0.40 and such warrants are immediately exercisable for a four-year term.  The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of Common Stock pursuant to the formula set forth in the terms of the warrants.

All of these warrants and stock transactions were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.  The fair value of the warrants issued will be computed and reported in the March 31, 2006 quarterly unaudited financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years ended December 31, 2005 there have been no disagreements between the Company and Madsen and Associates, CPAs, Inc.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that we had effective controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Exchange Act, as amended, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Board of Directors adopted a Code of Ethics and Conduct as of March 1, 2004. Our Code of Ethics and Conduct covers all our employees including executive officers.

ITEM 8B. OTHER INFORMATION.

On March 9, 2006, the Company filed a Form 8-K reporting the sales of certain unregistered sales of equity securities. Among the reported sales was an agreement to issue warrants to purchase 75,000 shares of Common Stock to a company providing public relation services to the Company. The Form 8-K stated that such warrants were exercisable at a per share price of $0.67 for a period of four years. That reported exercise price per share was a typographical error and should correctly be $0.40 per share during such four year period.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 30, 2006. Under our bylaws, each director holds office until the election and qualification of his or her successor or until his or her earlier resignation or removal.

Name	Age	Position

Patrick D. Matthews	47	Chairman, Chief Executive Officer, Chief Financial Offiver and President

Amanda Sinclair	24	Director, Chief Operations Officer, Executive Vice President, Secretary

Connie Matthews	47	Director- Resigned September 2005

Mike Ellis	54	Director

PATRICK D. MATTHEWS has been Chairman, CEO, CFO and President since November 29, 2003.  Mr. Matthews was the founder of PBS., and established the company in October 1999.  From February 1997 until 1999, Mr. Matthews was a founder, Director, Vice President of Aerostaff Services Inc., a PEO. From March 1992 until 1997, Mr. Matthews was a Director and Regional Vice President of BSI a Texas based PEO. From June 1990 until 1992, Mr. Matthews was founder and owner of Matthews Painting Co., a commercial and residential painting company.  From March 1979 until 1989, Mr. Matthews was Vice President with Piccadilly Cafeterias.  Mr. Matthews is the husband of Connie Matthews and the father of Amanda Sinclair.

AMANDA SINCLAIR has been Director, Secretary and Vice President since November 29, 2003. Mrs. Sinclair was a Member, Director of Operations of Primary Business Systems, LLC since January 2000. From 1998 until 2000, Mrs. Sinclair was employed by Lane Bryant as a sales associate. Mrs. Sinclair is currently enrolled in a business degree program at St. Phillips College. Amanda Sinclair is the daughter of Patrick D. Matthews and Connie Matthews.

CONNIE MATTHEWS was a founding member of PBS. From 1993 to 1997 Mrs. Matthews was President of AHJR, Inc. DBA Connie’s Kids, a state registered day care facility.  Mrs. Matthews obtained an Associates Degree from St. Philips College in 1979. Connie Matthews is the wife of Patrick D. Matthews and the mother of Amanda Sinclair. In September 2005, Connie Matthews resigned as Director of the Company.

MIKE ELLIS was elected by a majority of votes of the shareholders of the Company at the Annual Meeting of Shareholders in November 2005.  Mr. Ellis is currently employed by Trinity University in San Antonio as the Sr.Systems Administrator.  From September 2000 to June 2001, Mr. Ellis was VP of Clear Blue Media and internet advertisig company.  From December 1991, Mr.Ellis was president of Marketbas, Inc.  From November 1984, Mr. Ellis was President of Advanced Theraputic Products.  Mr. Ellis resides in San Antiono, TX.

COMPENSATION OF DIRECTORS

Directors attending the Annual Meeting of Shareholders are compensated $1,000.00.

MEETINGS AND COMMITTES OF THE BOARD OF DIRECTORS

During the fiscal year ended December 31, 2005, the Board of Directors held eight meetings and acted by unanimous written consent on eight other occasions. No member of the Board of Directors attended less than 100% of the aggregate number of the total number of meetings of the Board of Directors

The Board of Directors has not established any committees. All matters relating to audit, compensation, nominations and corporate governance and considered are acted upon by our Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

The Board does not have a compensation committee. There are no interlocks between our Directors and Directors of other companies.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not currently have at least one member that qualifies as an audit committee financial expert pursuant to Item 401 of Regulation S-B.

CERTAIN REPORTS

No person who, during the fiscal year ended December 31, 2005, was a director, officer or beneficial owner of more than ten percent of our Common Stock (which is the only class of our securities Registered under Section 12 of the Exchange Act of 1934  failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

CODE OF ETHICS

Our Board of Directors revised the Code of Ethics and Conduct November 2005 to reflect the name change of the Company. The previous edition of the Code of Ethics and Conduct was adopted March 1, 2004. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to Form 10KSB for the year ended December 31, 2003 as previously filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth executive compensation information as of December 31, 2005 and 2004 with respect to each executive officer and highly compensated officer of the Company.

SUMMARY COMPENSATION TABLE

Long Term

Compensation

A	b	c	d	e	f	g	h	i
Name and principal position	Year	Salary	Bonuses	Other annual compensation	Restricted Stock awards	Securities underlying options/ SAR’s	LTIP Payout	Other compensation
		($)	($)	($)	($)	(#)	($)
Patrick Matthews, CEO	05	175,943	1,000	0	0	0	0	0
Patrick Matthews, CEO	04	98,000	10,000	0	0	0	0	0
Amanda Sinclair, COO	05	65,000	1,000	0	0	0	0	0
Amanda Sinclair, COO	04	30,389	0	0	0	0	0	0
Ron Newton, VP Sales	05	180,549	0	0	0	0	0	0
Ron Newton, VP Sales	04	79,289	0	0	0	0	0	0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no stock option grants or stock appreciation right grants to any executive officers granted during the year ended December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Share Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In- The-Money Options/SARs At December 31, 2005 Exercisable/Unexercisable

none	None	None	None	None

Insomuch as we have made no grants of stock powers or stock appreciation rights, no excises have occured

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth common stock ownership information as of March 3, 2006 with respect to:

•                  Each person known to us to be the beneficial owner of more than 5% of our Common Stock;

•                  Each of our officers and directors; and

•                  All directors and officers as a group.

This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 433 Kitty Hawk Dr. Suite 226 Universal City, TX 78148. Information with respect to the percent of class is based on outstanding shares of Common Stock as of March 3, 2006. Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of common stock listed opposite his name.

For purposes of this table, each person is deemed to have beneficial ownership of any shares of our common stock such person has the right to acquire on or within 60 days after March 3, 2006.

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class
Patrick D. Matthews	8,549,199	78.8
Amanda Sinclair	802,231	7.4
Connie Matthews	535,601	4.9
Mike Ellis	0	0
All officers and directors as a group	9,887,031	91.1

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Patrick Matthews and Amanda Sinclair own a number of other companies that provide services to and for the benefit of PBS LLC or clients of PBS LLC. The other companies are Consumers Insurance Agency, LLC (CIA LLC) and PBS Premium Funding, LLC. PBS Premium Funding, LLC currently has no operations. CIA LLC provides insurance services for the customers of PBS LLC, Primary HR and AHJR. Under an agreement between PBS LLC and CIA LLC, PBS LLC pays CIA LLC a 9% management fee for the insurance accounts of PBS LLC’s clients managed by CIA LLC. CIA LLC’s employees are serviced by PBS LLC. PBS LLC bills CIA LLC for normal services provided all PBS LLC customers.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Securities and Exchange Commission and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

(a)

1.                Financial Statements

See the Consolidated Financial Statements and Notes thereto as of December 31, 2005 and 2004, together with the reports thereon of Madsen & Associates CPAs’, Inc., dated January 17, 2006, beginning on page F-1 of this report.

2.             All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes.

3.             Exhibits.

Exhibit No.	Page No.	Description

3(i)		Articles of Incorporation of the Company dated May 7, 1997 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(ii)		Amended Articles of Incorporation of the Company dated April 26, 1999 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(iv)		By-laws of the Company (Incorporated by reference from Form 10-SB filed March 10, 1999).

10.1		Form of Employee Stock Option Plan as adopted by shareholders on September 21, 2004 filed as Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on September 21, 2004.

10.2

Form of Settlement Agreement dated as of January 4, 2005 by and among Primary Business Systems, Inc., Rick Matthews, Pine Services, Inc., Frank Custable, Jr., Primary Business LLC and Suburban Capital Corporation with Form of Letter modifying execution date to January 31, 2005 (Previously filed as Exhibit 10.1 to the Form 8-K dated January 31, 2005).

14		Code of Ethics and Conduct (Previously filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on September 21, 2004).

21		List of Subsidiaries (Previously filed as Exhibit 21 to the Form 10-KSB for the fiscal year ended December 31, 2004).

23*	F1	Consent Letter of Independent Auditors (Included as F-1)

31.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

The Company filed reports on Form 8-K on February 3, 2005, July 26, 2005 and November 21, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by our independent auditors during those periods.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees (1)	$20,990	$14,680
Audit-Related Fees (2)	N/A	N/A
Tax Fees (3)	N/A	N/A
All other Fees (4)	N/A	N/A
Total	$20,990	$14,680

(1)           Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement filings and responding to SEC comment letters on annual and quarterly filings.

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

(4)           Other services consist of those services not captured in the other categories.

We have determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

Consistent with SEC policies regarding auditor independence, the Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year’s audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described above to the Board for approval. In addition, management will also provide to the Board for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Board will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Board requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

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

PBS Holding, Inc.

By:	/s/ Patrick D. Matthews
PATRICK D. MATTHEWS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Patrick D. Matthews	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006
Patrick D. Matthews

INDEX TO EXHIBITS

The exhibits designated with an asterisk (*) are filed herewith.  All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

Exhibit No.	Page No.	Description

3(i)		Articles of Incorporation of the Company dated May 7, 1997 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(ii)		Amended Articles of Incorporation of the Company dated April 26, 1999 (Incorporated by reference from Form 10-SB filed March 10, 1999).

3(iv)		By-laws of the Company (Incorporated by reference from Form 10-SB filed March 10, 1999).

10.1		Form of Employee Stock Option Plan as adopted by shareholders on September 21, 2004 filed as Exhibit B to the Proxy Statement for the Annual Meeting of Shareholders held on September 21, 2004.

10.2

Form of Settlement Agreement dated as of January 4, 2005 by and among Primary Business Systems, Inc., Rick Matthews, Pine Services, Inc., Frank Custable, Jr., Primary Business LLC and Suburban Capital Corporation with Form of Letter modifying execution date to January 31, 2005 (Previously filed as Exhibit 10.1 to the Form 8-K dated January 31, 2005).

14		Code of Ethics and Conduct (Previously filed as Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held on September 21, 2004).

21		List of Subsidiaries (Previously filed as Exhibit 21 to the Form 10-KSB for the fiscal year ended December 31, 2004).

23*	F1	Consent Letter of Independent Auditors (Included as F-1)

31.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

The Company filed reports on Form 8-K on February 3, 2005, July 26, 2005 and November 21, 2005.