Form 10QSB
period 2006-03-31
PBS HOLDING, INC
filed 2006-05-19
CIK 1077150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value (the only class of voting stock), as of March 31, 2006 was 11,389,539.

Transitional Small Business Disclosure Format	Yes ☐ No ☒

PBS HOLDING, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

Basis of Presentation

As used herein, the term the “Company” refers to PBS Holding, Inc., a Nevada corporation, its subsidiaries and predecessors unless otherwise indicated. Unaudited consolidated condensed interim financial statements including a Consolidated Balance Sheet for the Company as of the quarter ending March 31, 2006 and Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statements of Cash Flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto and are incorporated herein by this reference.

The accompanying unaudited Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2005 and December 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended December 31, 2006. The financial statements are presented on the accrual basis with significant inter-company transactions and balances eliminated.

PBS Holding Inc. & Subsidiaries

Unaudited Consolidated Condensed Interim

Balance Sheet

As of March 31, 2006

ASSETS

Current assets

Cash	$128,179
Notes receivable - related party	141,028
Client accounts receivable	153,008
Deposit - pending Heart acquisition	50,000
Worker compensation prepaid premiums	167,986
Employee Advances	1,007
Prepaid expenses	2,841

Total Current Assets	644,048

Property & Equipment

Furniture & Fixtures	55,472
Computer equipment	103,116
Vehicles	15,486
Payroll software	43,724

217,797
(Less) accumulated depreciation	(167,215)

Total Property & Equipment	50,583

Other assets

Security deposits	1,560
Customer list, net of amortization	6,000

Total Other Assets	7,560

Total Assets	$702,191

LIABILITIES

Current liabilities

Accounts payable	$184,397
Checks drawn on uncollected payroll	90,392
Deferred revenue on payrolls	7,350
Client payroll tax payable	657,068
Client payroll amount withheld	8,743
Workers comp payable	87,704
Current maturities on long term debt	18,750
Due to shareholder/officer	117,501

Total Current Liabilities	1,171,906

Other liabilities

Note payable, net of current portion	16,667

Total Liabilities	1,188,573

Stockholders’ Equity (Deficiency)

Common stock, - $.001 par value authorized - 750,000,000 shares
Issued and outstanding 11,389,539 shares	11,390
Paid in excess of par	1,359,743
Accumulated (deficit)	(1,857,515)

Total Stockholders’ Equity (Deficiency)	(486,382)

Total Liabilities and Stockholders’ Equity (Deficiency)	$702,191

PBS Holding Inc. & Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Operations

For the Three Months Ended March 31, 2006 and 2005

	Current Quarter
	2006	2005

Revenues	$1,229,840	$1,022,404
Cost Of Revenues	836,969	749,616
Gross Profit	392,871	272,788

Operating Expenses
General and Administrative	333,423	165,557
Wages, commissions & salaries	146,304	145,940
Officers’ compensation	80,553	39,394
	560,280	350,891

(Loss) from Operations	(167,409)	(78,103)

Other Income & Expense
Consulting expenses	(21,600)	(7,500)
Acquisition costs	(28,800)
Employee services paid with stock options	(7,480)
Non employee services paid with stock warrants	(36,706)
Non employee services paid with stock	(136,176)

Total Other Income & (Expenses)	(230,762)	(7,500)

(Loss) Before Provision For Income Tax	(398,171)	(85,603)

Provision For Income Taxes	—	—

Net (Loss)	$(398,171)	$(85,603)

Basic & Diluted Net (loss) Per Share	$(0.0359)	$(0.0080)

Basic and Diluted Weighted Average Shares Outstanding	11,092,540	10,718,843

PBS Holding Inc. & Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Stockholders’ Equity (Deficiency)

For the Period Ended March 31, 2006

			Additional		Total
	Common Stock		Paid-In-	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficiency)

Balance December 31, 2005	10,922,253	$10,922	$1,139,849	$(1,459,344)	$(308,573)

Sale of stock	100,000	100	39,900
Warrants exercised in current quarter	167,286	168	15,508
Stock issued for consulting services	200,000	200	120,300
Stock warrants granted:
Stock warrants and options provided:
Non employee services			36,706

Employee services			7,480
Net (Loss)				(398,171)	(398,171)

Balance March 31, 2006	11,389,539	$11,390	$1,359,743	$(1,857,515)	$(706,744)

PBS Holding Inc. & Subsidiaries

Statements Of Cash Flow

For The Quarter Ended March 31, 2006 and 2005

	2006	2005
Net Income	$(398,171)	$(85,603)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	8,846	7,802
(Increase) decrease in accounts receivable	13,219	(41,193)
(Increase) decrease in prepaid expense	174	(14,385)
(Increase) decrease in other current assets	43,712	(3,264)
(Increase) decrease in other assets	0	(146)
Increase (decrease) in accounts payable	82,935	44,789
Increase (decrease) in client payroll tax liability	153,390	(8,157)
Deferred revenue on payrolls	229	94,657
Increase (decrease) in other current liabilities	(34,052)	7,806
Checks drawn on uncollected payrolls	(29,635)	18,484
Non cash expense for consulting services	172,882	0
Non cash expense for employee services	7,480	0

Total Adjustments	419,180	106,393

Net cash provided by (used in) operating activities	21,009	20,790

Cash flows from investing activities
Payments for the purchase of property	(3,394)	—

Net cash provided by (used in) investing activities	(3,394)	—

Cash flows provided by (used in) from financing activities
Net borrowings under line of credit	(7,898)	(7,804)
Principal payments on short-term debt	(6,250)	0
Due to shareholders/officers	0	(45)
Stock sales	40,000	0

Net cash provided by (used in) financing activities	25,852	(7,849)

Net increase (decrease) in cash and cash equivalents	43,467	12,941
Cash and cash equivalents at beginning of year	84,712	185,484

Cash and Cash equivalents at end of quarter	$128,179	$198,425

	2006	2005

Supplemental Information

Cash payments for interest expense	$3,048	$754
Cash payments for income taxes	—	—

Non cash items

Warrants exercised in current quarter	$15,676	$—
Stock issued for consulting services	120,500

Stock warrants granted:
For non-employee services	36,706
Stock options awarded:
For employee services	7,480

Total Non Cash Items	$180,362	$—

PBS Holding Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Interim Financial Statements

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at March 31, 2006 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005. The accompanying unaudited interim financial statements for the current quarter and year to date ended March 31, 2006, are not necessarily indicative of the results that can be expected for the entire year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC, Primary HR Services, LLC and AHJR Inc., dba/Concord Staffing Services in these financial statements. All significant intercompany transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2005 and 2004 remain unchanged.

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the three months ended March 31, 2006. These warrants and stock transactions are issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

The fair values of the warrants granted are reported as equity grants using the guidance of SFAS 123R and are computed using the Black-Scholes Model. The fair values of the restricted stock issued are reported using the guidance of SFAS 123R and are computed using the fair market value of non restricted common stock at the times of issue reduced by what management recognizes as a fair consideration based on the nature of the restriction placed on the stocks issued.

Warrants Granted

On January 1, 2006 the Company entered into a contract with a non-employee consultant to provide services in which the consultant receives warrants with a cashless option to purchase 70,000 shares of common stock each month for three months ending March 31, 2006 for a total of 210,000 shares of common stock. The exercise price of the warrants is $0.43 with a term of two years from the date of each issuance. The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

On February 8, 2006 the Company agreed to issue warrants with a cashless option to purchase an aggregate of 450,000 shares of common stock to the Company’s legal firm in exchange for legal services. The exercise price of such warrants is $0.60 and such warrants are immediately exercisable for a five-year term. The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

On March 8, 2006 the Company agreed to issue warrants with a cashless option to purchase 75,000 shares of common stock to a company providing public relation services to the Company. The warrants are exercisable at a per share price of $0.67 for a period of four years. The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

Stock Issued for Warrants Exercised

During the quarter ended March 31, 2006 the holders of warrants exercised their rights to acquire 167,286 shares of common stock, which were valued at $15,676 in excess of the amount recognized in the prior year when the warrants were granted.

The remaining warrants granted and outstanding as of March 31, 2006 are for 899,375 shares of common stock.

Stock Issued for Services

On March 7, 2006 the Company issued 50,000 shares of restricted common stock valued at the closing price of the stock on the same day, which was $0.65 per share, or $32,500, to a non-employee. The stock was issued pursuant to a placement agency agreement with a broker-dealer with a private placement for financing.

On March 20, 2006 the Company issued 150,000 shares of restricted common stock valued at the closing price of the stock on the same day of issued and reduced for the nature of restriction placed on the stock, or $0.587 per share totaling $88,000, to a non-employee. The stock was issued pursuant to a placement agency agreement with a broker-dealer with a private placement for financing

Stock Options Awarded

On March 29, 2006 the Company entered into a five year contract with Patrick Matthews, President and Chief Executive Officer of the Company, effective January 2006. The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid. Mr. Matthews earned 7032 shares of common stock each month for three months ended March 31, 2006 for a total of 21,095 shares of common stock. None of these options have been exercised as of March 31, 2006.

On March 29, 2006 the Company entered into a five year contract with Amanda Sinclair, Executive Vice President and Chief Operating Officer of the Company, effective January 2006. The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid. Mrs. Sinclair earned 1,549 shares of common stock each month for three months ended March 31, 2006 for a total of 4,647 shares of common stock.

The Company recognized and additional officer compensation expense of $7,480 as result of the options earned for the quarter ended March 31, 2006.

Stock Issued for Cash

During February 2006, the Company sold 100,000 shares of common stock to investors at $0.40 per share with warrants to purchase an additional 25,000 shares at a purchase price of $0.40. The warrants are immediately exercisable for a two year period at a per share exercise price of $0.40. The Company received the full $40,000 for the shares of stock sold. The fair value of these warrants granted with the issue of this common stock sold is equal the purchase price of $0.40. Therefore, no fair value has been recognized for these stock warrants granted to buy an additional 25,000 shares of common stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

Receivable – related party reported as a current asset of $141,028 is due from Consumers Insurance Agency, LLC. The primary member of the LLC is Patrick Matthews who is the majority shareholder in the Company. The receivable is made up of cash advances to the LLC and expenses paid on behalf of the LLC by the Company with ongoing amounts paid back to the Company.

This receivable was part of the 2002 acquisition of the present operations of the Company. At the time of acquisition the receivable was for an amount greater than what is presently reported in the financial statements as of March 31, 2006.

NOTE 5 – CLIENT PAYROLL TAX PAYABLE

Timing differences occur between when the client pays the related invoices for payroll services and when the related payroll tax deposits are due, which can result in payroll tax deposit penalties. Besides this, the Company incurred significant litigation costs and costs associated with the letter of intent to purchase Heart Employee Leasing Services, Inc. This contributed to the Company’s lack of sufficient working capital to cover all of its obligations.

Consequently, certain payroll tax liabilities have not been paid timely and the Company has incurred payroll tax penalties. The total penalties paid during 2005 were $81,419 penalties paid during the first quarter of 2006 total $44,506.

The Company sees this condition as temporary and has taken measures to curtail additional increases in delinquent payroll tax liabilities.

NOTE 6 – RECLASSIFICATIONS

Certain amounts in 2004 have been reclassified and represented to conform to the current financial statement presentation

NOTE 7 – GOING CONCERN ISSUES

The Company continues suffering losses and working capital reflects more current liabilities than current assets. Unless sufficient additional cash flows come into the Company, either through equity financing, profits, or a reduction of cash expenses, the Company could be in jeopardy of continuing operations. Management has developed a strategy, which it believes will accomplish this objective through additional long and short-term loans and sale of Common Stock of the Company.

NOTE 7 – CORRECTION OF AN ERROR

As discussed in the Company’s Form 10-KSB for the year ended December 31, 2005, the Company re-evaluated the accounting treatment of its goodwill. Although the value of the goodwill was and still is there, management determined the accounting treatment was in error and needed to be corrected.

The correction of the errors resulted in the reduction in the balances reported for Goodwill, Due to Shareholder and Additional paid in capital for the reporting periods from 2002 through 2005. There is no impact on the statement of operations, retained earnings (accumulated deficit), or cash flows relating to these corrections for any of the reporting periods involved.

NOTE 8 – CONTINGENCIES AND PENDING ACQUISITION

As discussed in the Company’s Form 10-KSB for the year ended December 31, 2005, the Company entered into a non-binding letter of intent on December 21, 2005 to acquire all of the outstanding capital stock of Heart Employee Leasing, Inc. (Heart). Heart is a privately held company engaged in the human resources outsourcing business. The letter of intent provided for a purchase price of $5,000,000 consisting of $3,500,000 in cash and the issuance of $1,500,000 in shares of a new class of preferred stock of the Company with a guaranteed dividend of 5% per annum. In connection with the transaction, certain employees of Heart were requested to enter into non-competition and employment agreements with the Company. Concurrently with the execution of the non-binding letter of intent, the Company deposited $50,000.00 with Heart in connection with the proposed transaction.

The closing was expected to take place on or about April 26, 2006. The closing of the transaction was subject to numerous conditions, including, among others, the negotiation and execution of a definitive acquisition agreement between the Company and Heart.

On April 25, 2006, the Company notified Heart that it was terminating negotiations and the letter of intent, effective immediately. The Company also notified Heart and the escrow agent that it was demanding return of the $50,000 deposit. Management is of the opinion that the $50,000 deposit will be returned to the Company.

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

Critical Accounting Policies and Estimates

The Company believes its significant critical accounting policies have not changed since fiscal year ended December 31, 2005. See Note 2 of the Company’s annual report on Form 10-KSB as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

The gross billings of each of PBS LLC, Primary HR, and AHJR (sometimes hereinafter collectively referred to as the “Subsidiaries”) consists of charges to its clients under its Client Service Agreement including each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs. The service fees, which are computed as a percentage of gross wages, are intended to yield a profit to the Subsidiaries and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Subsidiaries to the client, including payroll administration, record keeping, safety/risk management, human resources, and regulatory compliance consultation. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience. All charges by the Subsidiaries are invoiced along with each periodic payroll delivered to the client.

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

PBS LLC and Primary HR are regional Professional Employer Organizations committed to providing human capital management solutions. PBS LLC and Primary HR offer clients, which are typically small to medium-sized businesses with between five and fifty employees, a broad range of products and services that provide a complete solution for the clients’ human resources outsourcing needs. PBS LLC’s products and services include benefits administration, payroll administration, governmental compliance, risk-management, unemployment administration, health, and welfare and retirement benefits.

AHJR is a regional temporary staffing service company helping business meet their staffing needs while minimizing their employee acquirement cost. AHJR offers qualified screened employees to clients that meet their employment needs on temporary bases. AHJR provides all payroll administration, unemployment administration and assignment administration of the temporary staff.

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

All of PBS LLC’s healthcare providers offer preferred provider organization (PPO) coverage.

PBS LLC’s workers’ compensation program since November 18, 2000 is with Texas Mutual Insurance Company. In November 2005 PBS LLC renewed its workers’ compensation program which is a guaranteed cost program. Under this program PBS LLC has no liability beyond the premiums of the policy. The current policy term expires in November 2006.

Primary HR obtained workers’ compensation from the AMFED Companies LLC effective July 2005 through July 2006. The program is a guaranteed cost program where the company has no liability beyond the premiums of the policy.

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

Income Taxes

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes. The Company’s effective tax rate for 2005 was 0%.

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

Results of Operations

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.

The following table presents the Company’s results of operations for the three months ended March 31, 2006 and 2005, expressed as a percentage of revenues:

	Three Months Ended March 31
	2006	2005
Revenues	100.0	100.00%
Cost of Services	68.06	73.32
Gross Profit	31.94	26.68
Operating Expenses:
General and administrative	27.11	16.19
Salaries, wages and commissions	11.90	14.27
Officers’ compensation	6.55	3.85
Total operating costs	45.56	34.32
Operations (loss) income	(13.61)	(7.64)
Other income & (expenses)	(18.76)	(0.73)
(Loss) income before income taxes	(32.38)	(8.37)
Income tax (benefit) provision	0.0	0.0
Net income (loss)	(32.38)	(8.37)

Quarter ended March 31, 2006 compared to March 31, 2005

For the quarter ended March 31, 2006, net revenues increased $207,436, or 20.29% from 2005, totaling $1,229,840 in 2006 compared to $1,022,404, for 2005. The three-month increase reflects our focus on sales and the addition of a number of new clients. The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 401K administration cost, state unemployment taxes and other costs for the quarter ended March 31, 2006 totaled $836,969 or 68.06% of net revenues for 2006, compared to $749,616 or 73.32% for 2005. The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages. As revenues increase cost measured as a percentage of revenues decreased 5.26%.

Gross profit for the quarter ended March 31, 2006 was $392,871 or 31.94% of net revenue compared to $272,788 or 26.68% for 2005. Gross profit dollars increased for the quarter $120,083 or 44.02% over the same quarter of 2005.

Operating expenses for the quarter ended March 31, 2006 was $560,280 or 45.56 % of net revenue compared to $350,891 or 34.32% of net revenues for 2004 the break out of expenses is as follows.

Salaries, wages and commissions for the quarter ended March 31, 2006, were $146,304 or 11.90% of net revenue compared to $145,940 or 14.27% for 2005. At the end of March 2006 the Subsidiaries employed 23 individuals, for the same period ending March 2005 the Subsidiaries employed 19 individuals.

Officers’ compensation for the quarter ended March 31, 2006 was $80,553 or 6.55% of net revenue compared to $39,394 or 3.85% for 2005.

General and administrative expenses for the quarter ended March 31, 2006 was $333,423, or 27.11% of net revenue compared to $165,557, or 16.19 % of net revenue in 2005, representing an increase of $167,866 in general and administrative expenses. The addition of public relations firms, increased filing fees and increases in legal and accounting fees accounted for the increases in general and administrative expenses.

The results of operations excluding other income and expenses for the quarter ended March 31, 2006 resulted in a loss of $(167,409) or 13.61% as compared to a loss of $(78,103) or 7.64% for 2005. The operating losses are largely attributed to increases in the general and administrative expenses.

As discussed in the Annual Report on Form 10-KSB for the year ended December 31, 2005, we modified the presentation of the Company’s financial statements in an effort to more clearly illustrate the various costs associated with our goals of expanding the Company through acquisitions. Furthermore, in accordance with the Financial Accounting Standards Board (FASB) Statement No. 123R discussed in the Annual Report on form 10-KSB for the year ended December 31, 2005, we have included in the presentation of the Company’s financial statements costs including employee services paid with common stock warrants, non-employee services paid with common stock warrants and non-employee services paid with shares of common stock.

Total other income and expenses for the quarter ended March 31, 2006 was $(230,762) or 18.76% of net revenue compared to $(7,500) or 0.73% for 2005.

Consulting expenses for the quarter ended March 31, 2006 was $21,600 compared to $7,500 for the same period in 2005.

Acquisition costs for the quarter ended March 31, 2006 were $28,800. There were no correlating costs in 2005.

Employee services paid with common stock options for the quarter ended March 31, 2006 were $7,480. There were no correlating costs in 2005.

Non-employee services paid with common stock warrants for the quarter ended March 31, 2006 were $28,800. There were no correlating cost is 2005.

Non-employee services paid with stock for the quarter ended March 31, 2006 were $136,176. There were no correlating costs in 2005.

We experienced a net loss from operations for the quarter ended March 31, 2006 of $(398,171) or 32.38% of net revenue as compared to a net loss of $(85,603) or 7.64% of net revenue for 2005. The operating losses are largely attributed to increases in general and administrative expenses.

Liquidity and Capital Resources

The Company had $128,179 in cash and cash equivalents March 31, 2006. Additionally the Company had $217,986 in restricted cash and restricted deposits. The Company is required to collateralize its obligations under its workers’ compensation coverage. The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

On November 18, 2005, PBS LLC had deposited $167,986, as collateral with PBS LLC’s workers’ compensation plans upon renewal of its plan for 2005/2006. PBS LLC’s workers’ compensation programs for the November 2000 through November 2005 program years are subject to no further collateral adjustments. In December 2005, the Company deposited with an escrow agent $50,000 as a deposit in conjunction with a letter of intent regarding the purchase of Heart Employee Leasing, Inc. a Texas PEO. At the end of the quarter ended March 31, 2006 the acquisition was not consummated and the money remained with the escrow agent.

The Company has two long-term debt items as of March 31, 2006: $117,501 to its largest shareholder, who is an officer and director of the Company, and the other for $18,750 representing a note to a former vendor of the Company. This vendor debt of $18,750 is being paid out at the rate of $2,083 per month including principal and interest and will be paid in full by November 2006.

The charges to clients by PBS LLC, Primary HR and AHJR derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions. As co-employers, and under the terms of their Client Service Agreements, PBS LLC, Primary HR and AHJR are obligated to make certain wage, tax and regulatory payments. Because of this requirement, the objective of each Subsidiary is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by PBS LLC.

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

Material Commitments for Capital Expenditures

Neither the Company’s Board of Directors nor Management has made any commitments for capital expenditures.

Inflation

The Company believes that inflation in salaries and wages of worksite employees have a positive impact on its results of operations, as its service fee is proportional to such changes in salaries and wages.

Off-balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Purchase of Registrant’s Securities

The Company did not purchase any of its securities during the quarter ended March 31, 2006.

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

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required under applicable securities laws. The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II – OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

The Company currently is not engaged in any legal proceedings.

Changes in Securities and Purchases of Securities

The Company has not undertaken any purchases of its securities in the last fiscal quarter or the current fiscal quarter as of the date of this Report. Our transfer agent is Registrar and Transfer Company located at 10 Commerce Drive, Cranford, New Jersey 07016. The telephone number of Registrar and Transfer is 800-866-1340.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities other than those indicated on Form 8-K filed March 8, 2006.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                                                     OTHER INFORMATION

On March 29, 2006, the Company entered into employment agreements with Patrick D. Matthews who currently serves as the President, Chief Executive Officer, Chief Financial Officer and Controller of the Company, and Amanda Sinclair, who currently serves as Executive Vice President and Chief Operating Officer of the Company. Each agreement sets forth the terms and conditions under which each officer will continued to be employed as an executive officer of the Company. Previously, the Company had no written employment agreements.

Both agreements became effective as of January 1, 2006 and expire on December 31, 2011. A copy of Mr. Matthews’ employment agreement is being filed as Exhibit 10.1 to this Quarterly Report on Form 10-QSB, and a copy of Ms. Sinclair’s employment agreement is being filed as Exhibit 10.2 to this Quarterly Report on Form 10-QSB.

The following is a description of Mr. Matthews’ employment agreement.

Under the agreement, Mr. Matthews’s annual base salary will be the greater of $250,000 or 1.2% of the total gross revenues of the Company for the previous fiscal year ending December 31, not to exceed $400,000 in any year. At the beginning of each fiscal year, the Board of Directors of the Company will determine the fiscal strength and budgetary needs of the Company and determine what portion of the annual base salary will be payable in cash and what portion will be payable in options to purchase the Company’s common stock pursuant to the Company’s option plan, provided that in no event will the cash portion of the base salary be less than $150,000 in any fiscal year. Mr. Matthews’ annual base salary for the fiscal year ending December 31, 2006 was fixed by the Board at $288,000 with $211,763.24 payable in cash in accordance with the Company’s regular payroll practices, and $76,236.76 payable in qualified stock options pursuant to the Company’s 2004 Option Plan.

Mr. Matthews will also be eligible to receive an annual bonus determined in the discretion of the Board based upon increases in gross revenues and net income of the Company for the fiscal year compared to the previous fiscal year, subject to certain limitations on the aggregate bonus for each factor. He will also be eligible to receive an additional bonus upon the closing of an acquisition by the Company equal to 10% of the gross revenues of the acquired entity based upon the last annual audited financial statements of the acquired entity. Each of the foregoing bonuses may be paid by the Company, in the sole discretion of the Board of Directors, in grants of options to purchase stock pursuant to the Company’s option plan.

The employment agreement contains confidentiality obligations that survive indefinitely and non-competition and non-solicitation obligations that end on the first anniversary of the date of cessation of Mr. Matthews’ employment.

In the event of the termination of Mr. Matthews’ employment for “cause,” he is not entitled to any further compensation or benefits other than his accrued and unpaid compensation. In the event that he is terminated “without cause,” he would be entitled to (i) all compensation accrued but not paid as of the termination date; (b) the greater of (i) his base salary to the expiration date of the agreement or (ii) a severance payment equal to 12 months of his base salary in effect as of the termination date; and (c) continued participation in the Company’s benefits or comparable plans for the longer of the natural term of the agreement or the end of the month of the one-year anniversary of the termination of employment.

The following is a description of Ms. Sinclair’s employment agreement.

Under the agreement, Ms. Sinclair’s annual base salary will be $90,000. At the beginning of each fiscal year, the Board of Directors of the Company will determine the fiscal strength and budgetary needs of the Company and determine what portion of the annual base salary will be payable in cash and what portion will be payable in options to purchase the Company’s common stock pursuant to the Company’s option plan, provided that in no event will the cash portion of the base salary be less than $90,000 in any fiscal year. Ms. Sinclair’s annual base salary for the fiscal year ending December 31, 2006 was fixed by the Board at $150,000 with $136,471.40 payable in cash in accordance with the Company’s regular payroll practices, and $13,528.60 payable in qualified stock options pursuant to the Company’s 2004 Option Plan.

She will also be eligible to receive an annual bonus determined in the discretion of the Board. The bonus may be paid by the Company, in the sole discretion of the Board of Directors, in grants of options to purchase stock pursuant to the Company’s option plan.

The employment agreement contains confidentiality obligations that survive indefinitely and non-competition and non-solicitation obligations that end on the first anniversary of the date of cessation of Ms. Sinclair’s employment.

In the event of the termination of Ms. Sinclair’s employment for “cause,” she is not entitled to any further compensation or benefits other than her accrued and unpaid compensation. In the event that she is terminated “without cause,” she would be entitled to (i) all compensation accrued but not paid as of the termination date; (b) the greater of (i) her base salary to the expiration date of the agreement or (ii) a severance payment equal to 12 months of her base salary in effect as of the termination date; and (c) continued participation in the Company’s benefits or comparable plans for the longer of the natural term of the agreement or the end of the month of the one-year anniversary of the termination of employment.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits
	i.	Exhibit 10.1 Employment Agreement between PBS Holding, Inc. and Patrick D. Matthews
	ii.	Exhibit 10.2 Employment Agreement between PBS Holding, Inc. and Amanda Sinclair
	iii.	Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	iv.	Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K during the quarter:
	i.	Form 8-K filed March 7, 2006, announcing entering into a non-binding letter of intent with Heart Employee Leasing, Inc.
	ii.	Form 8-K filed March 8, 2006, announcing unregistered sales of securities
	iii.	Form 8-K filed March 15, 2006, announcing presentations at investor meetings by the Registrant.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be on its behalf by the undersigned, thereunto dully authorized, this 19th day of May, 2006.

/s/ Patrick Matthews
Patrick Matthews
President, Chief Executive Officer and
Chief Financial Officer and Principal Accounting Officer
PBS Holding, Inc.

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)