Form 10QSB
period 2006-06-30
PBS HOLDING, INC
filed 2006-08-11
CIK 1077150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

__

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______ Commission file number: 000-25523

PBS Holding, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA

86-0857752

(State or other jurisdiction of incorporation of organization)

(IRS Employer Identification No.)

433 Kitty Hawk Drive, Suite 226, Universal City, Texas 78148

 (Address of principal executive office)

(210) 658-4675

 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes __ No X

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2006 was 11,519,539.

Transitional Small Business Disclosure Format

Yes __ No X

PBS Holding, Inc.

Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited June 30, 2006 and 2005; Audited December 31, 2005)
a. Basis of Presentation	3
b. Consolidated Condensed Balance Sheets	4
c. Unaudited Consolidated Condensed Interim Statements of Operations	6
d. Unaudited Consolidated Condensed Interim Statement of Stockholders’ Equity	7
e. Unaudited Consolidated Condensed Interim Statement of Cash Flows	8
f. Notes to Unaudited Consolidated Condensed Interim Financial Statements	10
Item 2. Management’s Discussion and Analysis or Plan of Operation	13
Item 3. Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	21
Item 4. Submissions of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Basis of Presentation

As used herein, the term the “Company” refers to PBS Holding, Inc., a Nevada corporation, its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a Consolidated Balance Sheet for the Company as of the quarter ending June 30, 2006, and Consolidated Statements of Operations, and Comprehensive Income, and Consolidated Statements of Cash Flows for the interim period up to the date of such balance sheet, and the comparable period of the preceding year for the statement of operations are attached hereto and are incorporated herein by this reference.

The accompanying unaudited Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2005.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Operating results for the three months ending June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.  The financial statements are presented on the accrual basis with significant inter-company transactions and balances eliminated.

PBS Holding, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

As of June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

ASSETS	June 30, 2006	December 31, 2005
Current assets

Cash	$27,670	$84,712
Notes receivable (Related Party)	160,000	184,890
Client accounts receivable	91,589	158,877
Deposit – pending Heart acquisition	50,000	50,000
Prepaid Expenses	2,840	3,014
Employee Advances	1,250	858
Workers’ Compensation Prepaid Premiums	167,986	167,986

Total Current Assets	501,335	650,337

Property & Equipment

Furniture & Fixtures	55,472	55,472
Computer equipment	103,116	99,722
Vehicles	103,319	15,486
Payroll software	43,724	43,724

Total Property and Equipment Less: accumulated depreciation	305,631 (170,590)	214,404 (158,969)

Net Property & Equipment	135,040	55,435

Other assets

Security Deposits	1,415	1,560
Customer list, net of amortization	5,400	6,600

Total Other Assets	6,815	8,160

Total Assets	$643,190	$713,932

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets (Continued)

As of June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

LIABILITIES	June 30, 2006	December 31, 2005
Current liabilities

Accounts payable	$112,094	$101,462
Checks drawn on uncollected funds	205,320	120,027
Deferred revenue	13,630	7,121
Client Payroll tax payable	564,589	503,678
Workers’ Comp payable	162,447	113,676
Client Deposits	-	1,000
Client payroll amount withheld	195	8,475
Current maturities on long-term debt	37,962	25,000
Line of credit from banks	-	7,898
Due to shareholder/officer	117,501	117,501

Total Current Liabilities	1,213,738	1,005,838

Long Term Debt

Note payable, net of current portion	65,912	16,667

Total Liabilities	1,279,650	1,022,505

Stockholders’ (Deficiency)

Common stock - $0.001 par value; authorized - 750,000,000 shares; Issued and outstanding 11,769,539 and 10,922,253 shares respectively	11,769	10,922
Additional Paid in Capital	1,446,884	1,139,847
Accumulated (Deficit)	(2,095,113)	(1,459,342)

Total Stockholders’ Deficiency	(636,460)	(308,573)

Total liabilities and Stockholders’ Deficiency	$$643,190	$713,932

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Unaudited Consolidated Condensed Interim

Statements of Operations

For the Three Months and Six Months Ended June 30, 2006 and 2005

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

Net Revenues	$1,563,075	$1,228,238	$2,792,915	$2,266,000
Cost of revenues	973,179	688,047	1,810,148	1,438,500
Gross Profit	589,897	540,191	982,768	827,500

Operating Expenses
General and Administrative	405,606	158,113	739,029	352,419
Wages, commissions & salaries	231,612	257,924	377,916	404,536
Officer Salaries	93,756	31,283	174,309	70,677

Total Operating Expenses	730,974	447,320	1,291,254	810,632

(Loss) from Operations	(141,078)	92,871	(308,487)	16,868

Other Income & (Expenses)
Consulting expenses	(9,000)	(7,500)	(30,600)	(17,100)
Acquisition costs	-		(28,800)
Employee services paid with stock options	-		-
Employee services paid with stock	(62,500)		(62,500)
Non employee services paid with stock warrants	-		(36,706)
Non employee services paid with stock	(32,500)		(168,676)

Total Other Income & (Expense)	(104,000)	(7,500)	(327,282)	(17,100)

(Loss) Before Prevision For Income Tax	(245,078)	85,371	(635,769)	(232)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(245,078)	$85,371	$(635,769)	$(232)

Basic & Diluted Net Income (Loss) Per Share	$(0.02)	$(0)	$ (0.05)	$(0)
Basic & Diluted Weighted Average Shares Outstanding	11,433,428	10,784,787	11,267,944	10,784,787

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc and Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Stockholders’ Equity (Deficiency)

For the Period Ended June 30, 2006

	Common Stock				Total
	Shares	Amount	Paid-in-capital	Additional Accumulated Deficit	Equity (Deficiency)
Balance December 31, 2005	10,922,253	$10,922	$1,139,849	$(1,459,344)	$(308,573)
Sale of stock	100,000	100	39,900		40,000
Warrants exercised	167,286	167	15,509		15,676
Stock Issued for consulting services	330,000	330	152,670		153,000
Stock warrants and options granted:
For non employee services			36,706		36,706
Stock issued for employee compensation	250,000	250	62,250		62,500
Net Income (Loss)				(635,769)	(635,769)
Balance June 30, 2006	11,769,539	$11,769	$1,446,884	$(2,095,113)	$(636,460)

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

	For the Six months ended June 30
	2006	2005
Net (Loss)	$ (635,769)	$ (232)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	12,821	10,834
Non cash – non employee services for stock warrants	36,706
Non cash – non employee services for stock	168,676
Non cash – employee services for stock	62,500
(Increase) decrease in accounts receivable	67,288	(3,386)
(Increase) decrease in prepaid expense	174	(41,752)
(Increase) decrease in other current assets	24,498	(15,871)
(Increase) decrease in other assets	145
Increase (decrease) in accounts payable	10,632	27,078
Increase (decrease) in client payroll tax liability	60,911	33,904
Increase (decrease) in deferred revenue	6,509	86,450
Increase (decrease) in other current liabilities	39,492	(11,405)
Checks drawn on uncollected payrolls	85,293	(177,532)

Total Adjustments	575,645

Net cash provided by (used in) operating activities	(60,124)	(91,912)

Cash flows from investing activities Payments for the purchase of property	(91,227)	0

Net cash provided by (used in) investing activities	(91,227)	0

Cash flows from financing activities
Net borrowing (paybacks) under line of credit	(7,898)	(17,177)
Net borrowing on notes payable	62,207	0
Stock sales	40,000	0
Due to shareholders/officers	0	(45)

Net cash provided by (used in) financing activities	94,309	(17,222)

Net increase (decrease) in cash and cash equivalents	(57,042)	(109,134)
Cash and cash equivalents at beginning of year	84,712	185,484
Cash and cash equivalents at end of period	$ 27,670	$ 76,350

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

	2006	2005
Supplemental information:

Cash payments

Interest expense
Income taxes	$4,044	$5,294
	-	-
Non cash items

Stock issued for employee services	62,500
Stock issued for non employee services	168,676
Warrants issued for non employee services	36,706	-
	-	-
Total non cash items	$36,706	-

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Interim Financial Statements

June 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at June 30, 2006 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005. The accompanying unaudited interim financial statements for the current quarter and year to date ended June 30, 2006, are not necessarily indicative of the results that can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC (“PBS LLC”), Primary HR Services, LLC (“Primary HR”) and AHJR Inc., DBA Concord Staffing Services (“AHJR”) in these financial statements.  All significant inter-company transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2005 and 2004 remain unchanged.

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the six months ended June 30, 2006.  These warrants and stock transactions are issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

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

Warrants Granted

On January 1, 2006 the Company entered into a contract with a non-employee consultant to provide services in which the consultant receives warrants with a cashless option to purchase 70,000 shares of common stock each month for six months ending June 30, 2006 for a total of 420,000 shares of common stock.  The exercise price of the warrants is $0.435 with a term of two years from the date of each issuance.  The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

On February 8, 2006 the Company granted warrants with a cashless option to purchase an aggregate of 450,000 shares of common stock to the Company’s legal firm in exchange for legal services.  The exercise price of such warrants is $0.60 and such warrants are immediately exercisable for a five-year term.  The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

On March 8, 2006 the Company granted warrants with a cashless option to purchase 75,000 shares of common stock to a company providing public relation services to the Company.  The warrants are exercisable at a per share price of $0.67 for a period of four years.  The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

On June 5, 2005 the Company granted warrants with a cashless option to purchase 100,000 shares of common stock to a company providing consulting services.  The warrants are exercisable at a per share price of $0.50 for a period of 3 years.  The holder may, at its option, affect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

Stock Issued for Warrants Exercised

During the quarter ended June 30, 2006 the holders of warrants exercised their rights to acquire 167,286 shares of common stock, which were valued at $15,676 in excess of the amount recognized in the prior year when the warrants were granted.

The remaining warrants granted and outstanding as of June 30, 2006 are for 1,209,375 shares of common stock.

Stock Issued for Services

On March 7, 2006 the Company issued 50,000 shares of restricted common stock valued at the closing price of the stock on the same day, which was $0.65 per share, or $32,500, to a non-employee.  The stock was issued for investment banking services.

On March 20, 2006 the Company issued 150,000 shares of restricted common stock valued at the closing price of the stock on the same day of issue and reduced for the nature of restriction placed on the stock, or $0.587 per share totaling $88,000, to a non-employee.  The stock was issued for investment banking services.

On June 14, 2006 the Company issued 130,000 shares of restricted common stock valued at the closing price of the stock on the same day of issued and reduced for the nature of restriction placed on the stock, or $0.25 per share totaling $32,500, to a non-employee.  The stock was issued for investment banking services.

On June 21, 2006 the Company issued 250,000 shares of restricted common stock at $0.25 per share ($62,500), the closing price of the stock on the date of issue.

Stock Options Awarded

On March 29, 2006 the Company entered into a five year employment contract with Patrick Matthews, President and Chief Executive Officer, effective January 2006.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mr. Matthews earned 7,325 stock options each month for six months ending June 30, 2006 for a total of 43,950 stock options.  None of these options have been exercised as of June 30, 2006.  The option price is in excess of the fair market value of the stock and therefore no value is assigned to the options and no expense has been recognized in the financial statements.

On March 29, 2006 the Company entered into a five year employment contract with Amanda Sinclair, Executive Vice President and Chief Operating Officer, effective January 2006.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mrs. Sinclair earned 2,592 stock options each month for six months ending June 30, 2006 for a total of 15,552 stock options.  The option price is in excess of the fair market value of the stock and therefore no value is assigned to the options and no expense has been recognized in the financial statements.

The cost of the stock option based compensation will be re-evaluated at the end of each reporting period and any changes in the fair market value of the compensation will be reported in the period in which the change occurred.

Stock Issued for Cash

During February 2006, the Company sold 100,000 shares of common stock to investors at $0.40 per share with warrants to purchase an additional 25,000 shares at a purchase price of $0.40.  The warrants are immediately exercisable for a two year period at a per share exercise price of $0.40.  The Company received the full $40,000 for the shares of stock sold.  The fair value of these warrants granted with the issue of this common stock sold is equal the purchase price of $0.40.  Therefore, no fair value has been recognized in granting these stock warrants authorizing the holders to buy an additional 25,000 shares of common stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

The note receivable reported as a current asset of $159,999 is due from Consumers Insurance Agency, LLC (“Consumers LLC”).  The primary member of Consumers LLC is Patrick Matthews who is the majority shareholder of the Company.  The note receivable is made up of cash advances to Consumers LLC and expenses paid on behalf of Consumers LLC by the Company with ongoing amounts to be paid back to the Company.

This note receivable was incurred as part of the 2002 acquisition of the present operations of the Company.  At the time of acquisition the receivable was for an amount greater than what is presently reported in the financial statements as of June 30, 2006.

NOTE 5 – CLIENT PAYROLL TAX PAYABLE

Timing differences occur between when the client pays the related invoices for payroll services and when the related payroll tax deposits are due, which can result in payroll tax deposit penalties.  Besides this, the Company incurred significant litigation costs and costs associated with the letter of intent to purchase Heart Employee Leasing Services, Inc.  This contributed to the Company’s lack of sufficient working capital to cover all of its obligations in a timely manner.

Consequently, certain payroll tax liabilities have not been paid timely and the Company has incurred payroll tax penalties.  The total penalties paid during 2005 were $81,419 while the penalties paid during the first and second quarter of 2006 total $89,352.

The Company sees this condition as temporary and has taken measures to curtail additional increases in delinquent payroll tax liabilities.

NOTE 6 – RECLASSIFICATIONS

Certain amounts in previously reported unaudited financial information have been reclassified and represented to conform to the current financial statement presentation.

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

NOTE 8 – CORRECTION OF AN ERROR

As discussed in the Company’s Form 10-KSB for the year ended December 31, 2005, the Company re-evaluated the accounting treatment of its goodwill.  Although the value of the goodwill was and still is there, management determined the accounting treatment.

The correction of the errors resulted in the reduction in the balances reported for Goodwill due to Shareholder and Additional paid in capital for the reporting periods from 2002 through 2005.  There is no impact on the statement of operations, retained earnings (accumulated deficit), or cash flows relating to these corrections for any of the reporting periods involved.

NOTE 9 – CONTINGENCIES AND TERMINATED PLAN OF ACQUISITION

As discussed in the Company’s Form 10-KSB for the year ended December 31, 2005, the Company entered into a non-binding letter of intent on December 21, 2005 to acquire all of the outstanding capital stock of Heart Employee Leasing, Inc. (Heart).  Heart is a privately held company engaged in the human resources outsourcing business. The letter of intent provides for a purchase price of $5,000,000 consisting of $3,500,000 in cash and the issuance of $1,500,000 in shares of a new class of preferred stock of the

Company with a guaranteed dividend of 5% per annum.  In connection with the transaction, certain employees of Heart were to enter into non-competition and employment agreements with the Company.

The closing was expected to take place on or about April 26, 2006. The closing of the transaction was subject to numerous conditions, including, among others, the negotiation and execution of a definitive acquisition agreement between the Company and Heart.

Concurrent with the execution of the non-binding letter of intent, the Company deposited $50,000 with Heart in connection with the proposed transaction.

On April 25, 2006, the Company notified Heart that it was terminating negotiations and the letter of intent, effective immediately.  The Company also notified Heart and the escrow agent that it was demanding the immediate return of the $50,000 deposit.  To date, the $50,000 deposit has not been returned to the Company.  The Company has retained Texas litigation counsel to assist the Company in its efforts to obtain return of the $50,000 deposit which remains held by an escrow agent.  On May 26, 2006, Heart commenced an action against the Company with respect to the $50,000 deposit in the 98th Judicial District Court in Travis County, Texas.  On June 23, 2006, the Company filed counterclaims to obtain return of the $50,000 deposit to the Company.

NOTE 10 – SUBSEQUENT EVENT

On July 26, 2006, the Company approved bonuses to certain eligible employees payable in the form of incentive stock options granted pursuant to the Company’s 2004 Stock Option Plan. The options are exercisable at a price of $0.40 per share and shall expire five years from the date of grant. The total number of options issued to employees other than executive officers was for 320,000 shares of common stock.

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

Critical Accounting Policies and Estimates

The Company believes its significant critical accounting policies have not changed since fiscal year ended December 31, 2005.  See Note 2 of the Company’s Annual Report on Form 10-KSB as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

The gross billings of each of PBS LLC, Primary HR, and AHJR (sometimes hereinafter collectively referred to as the “Subsidiaries”) consist of charges to its clients under its Client Service Agreement including each worksite employee’s gross wages, a service fee and, to the extent elected by the clients, health and welfare benefit plan costs.  The service fees, which are computed as a percentage of gross wages, are intended to yield a profit to the Subsidiaries and cover the cost of certain employment-related taxes, workers’ compensation insurance coverage, and administrative and field services provided by the Subsidiaries to the client, including payroll administration, record keeping, safety/risk management, human resources, and regulatory compliance consultation.  The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments.  The component of the service fee related to workers’ compensation and unemployment insurance is based, in part, on the client’s historical claims experience.  All charges by the Subsidiaries are invoiced along with each periodic payroll delivered to the client.

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

AHJR is a regional temporary staffing service company helping businesses meet their staffing needs while minimizing their employee acquirement cost.  AHJR offers qualified screened employees to clients that meet their employment needs on temporary basis.  AHJR provides all payroll administration, unemployment administration and assignment administration of the temporary staff.

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

In certain instances, PBS LLC chooses to make a contribution toward the cost of the worksite employees’ medical benefit costs.  In most small group health markets, medical benefit plan rates vary based on the medical participants’ demographics.  In order to offer a competitively priced business solution, PBS LLC may offer reduced medical benefit plan rates to worksite employees with positive risk characteristics.  The additions of these selected worksite employees offsets potential adverse selection and helps to stabilize the overall medical benefit plan risk to PBS LLC.

PBS LLC offers its medical benefit plans through partnerships with premier health care companies.  These companies have extensive provider networks and strong reputations in the markets in which PBS LLC operates.

All of PBS LLC’s healthcare providers offer preferred provider organization (PPO) coverage.

PBS LLC’s workers’ compensation program, since November 18, 2000, is with Texas Mutual Insurance Company.  In November 2005 PBS LLC renewed its workers’ compensation program which is a guaranteed cost program.  Under this program PBS LLC has no liability beyond the premiums of the policy.  The current policy term expires in November 2006.

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

Results of Operations

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.

The following table presents the Company’s results of operations for the three months ended June 30, 2006 and 2005, expressed as a percentage of revenues:

		Three Months Ended June 30		Six Months Ended June 30
		2005	2006	2005	2006
Net Revenues	%	100.00	100.00%	100.00	100.00
Cost of Services		62.26	56.02	64.81	63.48

Gross Profit		37.74	43.98	35.19	36.52
Operating Expenses:
General and administrative		25.95	12.87	26.46	14.80
Salaries, wages and commissions		14.82	2.55	13.53	17.85
Officers’ compensation		6.00	2.55	6.24	3.12

Total operating expenses		46.77	36.42	46.23	35.77

Operations (loss) income		(9.03)	7.56	(11.05)	0.074
Other income & (expenses)		(7.13)	(0.61)	(12.25)	(0.75)

(Loss) income before income taxes		(16.16)	6.95	(23.30)	(0.01)
Income tax (benefit) provision		0.00	0.00	0.00	0.00

Net income (loss)		(16.16)	6.95	(23.30)	(0.01)

Quarter ended June 30, 2006 compared to June 30, 2005

For the quarter ended June 30, 2006, net revenues increased $334,837, or 27.26% from 2005, totaling $1,563,075 in 2006 compared to $1,228,238 for 2005.  The increase reflects our focus on sales and the addition of a number of new clients.  The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 401K administration cost, state unemployment taxes and other costs for the quarter ended June 30, 2006 totaled $973,179 or 62.26% of net revenues for 2006, compared to $688,047 or 56.02% for 2005.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the quarter ended June 30, 2006 was $589,897 or 37.74% of net revenue compared to $540,191 or 43.98 for 2005.  Gross profit dollars increased for the quarter $49,706 or 9.20% over the same quarter of 2005.

Total operating expenses for the quarter ended June 30, 2006 was $730,974 or 46.77% of net revenue compared to $447,320 or 36.42% of net revenues for the same period in 2005.  The break out of expenses is as follows:

•

Salaries, wages and commissions for the quarter ended June 30, 2006 were $231,612 or 14.82% of net revenue compared to $257,924 or 21.00% for 2005.  At the end of June 2006 the Subsidiaries employed 16 individuals, for the same period ending June 2005 the Subsidiaries employed 14 individuals.

•

Officers’ compensation for the quarter ended June 30, 2006 was $93,756 or 6.00% of net revenue compared to $31,283 or 2.55% for 2005.

•

Total combined compensation of all corporate staff and officers of the corporation for the three months ended June 30, 2006 was $325,368 or 20.02% of net revenue compared to $289,207 or 23.55% for 2005.

•

General and administrative expenses for the quarter ended June 30, 2006 was $405,606 or 25.95% of net revenue compared to $158,113 or 12.87% of net revenue in 2005, representing an increase of $247,493. Of the increase, $115,351 was a one time expense for business promotions.  The balance is accounted to the cost of public relations firms, increased filing fees and increases in legal and accounting fees.

•

The results of operations excluding other income and expenses for the quarter ended June 30, 2006 resulted in a loss of $(141,078) or (9.03)% as compared to income of $92,871 or 7.56% for 2005.  The operating losses are largely attributed to increases in the general and administrative expenses and officers’ salaries.

•

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

•

Total other income and expenses for the quarter ended June, 2006 was $(111,477) or 7.13% of net revenue compared to $(7,500) or 0.61% for 2005.

•

Consulting expenses for the quarter ended June, 2006 was $9,000 compared to $7,500 for the same period in 2005.

•

Employee services paid with common stock warrants for the quarter ended June 30, 2006 were $7,477. There were no correlating costs in 2005.

•

Employee services paid with common stock for the quarter ended June 30, 2006 were $62,500. There were no correlating cost is 2005.

•

Non-employee services paid with stock for the quarter ended June 30, 2006 were $32,500. There were no correlating costs in 2005.

•

We experienced a net loss from operations for the quarter ended June 30, 2006 of $(252,555) or (16.16)% of net revenue as compared to an income of $85,371 or 6.95% of net revenue for 2005.  The operating losses are largely attributed to increases in general and administrative expenses.

Six months ended June 30, 2006 compared to June 30, 2005

For the six months ended June 30, 2006, net revenues increased $526,915, or 23.25% from 2005, totaling $2,792,915 in 2006 compared to $2,266,000 for 2005.

Cost of services for the six months ended June 30, 2006 totaled $1,810,148 or 64.81% of net revenues for 2006, compared to $1,438,500 or 63.48% for 2005.

Gross profit for the six months ended June 30, 2006 was $982,768 or 35.19% of net revenue compared to $827,500 or 36.52% for 2005.  Gross profit dollars increased for the period $155,268 or 18.76% over the same period 2005.

Total operating expenses for six months ended June 30, 2006 was $1,291,254 or 46.23% of net revenue compared to $810,632 or 35.77% of net revenues for the same period in 2005 the break out of expenses is as follows.

Salaries, wages and commissions for the six months ended June 30, 2006, were $377,916 or 13.53% of net revenue compared to $404,536 or 17.85% for 2005.

Officers’ compensation for the six months ended June 30, 2006 was $174,309 or 6.24% of net revenue compared to $39,394 or 3.85% for 2005.

Total combined compensation of all corporate staff and officers of the corporation for the six months ended June 30, 2006 was $552,225 or 19.77% of net revenue compared to $475,213 or 20.97% for 2005.

General and administrative expenses for the six months ended June 30, 2006 was $739,029 or 26.46% of net revenue compared to $352,519, or 15.56% of net revenue in 2005, representing an increase of $338,510 in general and administrative expenses for the period.

The results of operations excluding other income and expenses for the six months ended June 30, 2006 resulted in a loss of $(308,487) or (11.05)% of net revenue as compared to an operating income of $16,868 or 0.74% of net revenue for 2005.

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

Total other income and expenses for the six months ended June 30, 2006 was $(342,239) or 12.25% of net revenue compared to $(17,100) or 0.75% for 2005.

Consulting expenses for the six months ended June 30, 2006 was $30,600 compared to $17,100 for the same period in 2005.

Acquisition costs for the six months ended June 30, 2006 were $28,800. There were no correlating costs in 2005.

Employee services paid with common stock warrants for the six months ended June 30, 2006 were $14,957. There were no correlating costs in 2005.

Employee services paid with common stock for the six months ended June 30, 2006 were $62,500.  There were no correlating costs in 2005.

Non-employee services paid with common stock warrants for the six months ended June 30, 2006 were $36,706. There were no correlating cost is 2005.

Non-employee services paid with stock for the six months ended June 30, 2006 were $168,676. There were no correlating costs in 2005.

We experienced a net loss from operations for the six months ended June 30, 2006 of $(650,726) or (23.30)% of net revenue as compared to a net loss of $(232) or 0.01% of net revenue for 2005.

Liquidity and Capital Resources

The Company had $27,670 in cash and cash equivalents June 30, 2006. Additionally the Company had $217,986 in restricted cash and restricted deposits.  The Company is required to collateralize its obligations under its workers’ compensation coverage.  The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

On November 18, 2005, for the purposes of renewing its workers’ compensation plan for the 2005/2006 plan year, PBS LLC deposited $167,986 as collateral.  PBS LLC’s workers’ compensation programs for the November 2000 through November 2005 program years are subject to no further collateral adjustments.

In December 2005, the Company deposited, with an escrow agent, $50,000 as a deposit in conjunction with a letter of intent to purchase Heart Employee Leasing, Inc., a Texas PEO.  On April 25, 2006, the Company notified Heart that it was terminating negotiations and the letter of intent, effective immediately.  The Company also notified Heart and the escrow agent that it was demanding return of the $50,000 deposit. Management is of the opinion that the $50,000 deposit will be returned to the Company.

The Company has long-term debt as of June 30, 2006 of $103,874.

The charges to clients by the Subsidiaries derived from salaries, wages and payroll taxes is managed from a cash flow perspective so that a matching exists between the time that the funds are received from a client to the time that the funds are paid to the worksite employees and to the appropriate tax jurisdictions.  As co-employers and under the terms of their Client Service Agreements, each of the Subsidiaries is obligated to make certain wage, tax and regulatory payments.  Because of this requirement, the objective of each Subsidiary is to minimize the credit risk associated with remitting the payroll and associated taxes before receiving from the client the service fees charged by the Subsidiary.

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

Purchase of Registrant’s Securities

The Company did not purchase any of its securities during the quarter ended June 30, 2006.

ITEM 3.

CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the period covered by this Report on Form 10-QSB.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer (who is also our controller and principal accounting officer) have concluded that as of the date of the end of the period covered by this Report on Form 10-QSB, our disclosure controls and procedures are effective to ensure that all information required to be filed in this Report on Form 10-QSB is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could have or are likely to significantly or materially affect these controls over financial reporting.

Cautionary Note Regarding Forward Looking Statements

The statements contained in this filing, including under the section titled “Management’s Discussion and Analysis or Plan of Operations,” and other sections of the filing that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future.  Words such as “may”, “will”, “should”, “could”, “would”, “predicts”, “potential”, “continue”, “expects”, “anticipates”, “future”, “intends”, “plans”, “believes”, “estimates”, and similar expressions, as well as statements in future tense, identify forward-looking statements.  These forward-looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be those that the Company has anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors listed below:

▪

Potential liability as a co-employer as a result of acts or omissions by the Company's clients or client employees;

▪

Exposure to client credit risk as a result of the Company's obligation to make certain payments in respect of client employees;

▪

Unfavorable determinations under certain laws and regulations regarding the Company's status as an "employer" of client employees;

▪

Inadequacy of the Company's insurance-related loss reserves to cover its ultimate liability for losses;

▪

Unavailability of insurance coverage for workers' compensation, medical benefits and general liability on financial terms and premium rates acceptable to the Company;

▪

Significant collateral requirements in respect to the Company's obligations to its insurance carriers and the potential for those requirements to increase in the future;

▪

The Company's failure to comply with applicable laws and regulations in a complex regulatory environment;

▪

Inexperience of a large portion of the Company's sales staff;

▪

The Company’s failure to properly manage its growth and to successfully integrate acquired companies, including risks of client attrition and the risks associated with assumed employee benefit plans;

▪

Risks associated with geographic market concentration;

▪

Risks associated with expansion into additional states with varying state regulatory requirements;

▪

The impact of competition from existing and new businesses offering human resource outsourcing services;

▪

The ability of the Company's clients to terminate their relationship with the Company upon 30 days notice;

▪

Errors or omissions by the Company in performing its services;

▪

The Company's dependency on key personnel and potential difficulties and expenses in the recruitment and retention of key employees;

▪

The Company's inability to attract and retain qualified human resource consultants;

▪

Risks associated with the Company's dependency on technology services and third party licenses of technology;

▪

The Company's inability to use the Internet as a means of delivering human resource services;

▪

Fluctuation in interest rates and the associated effect on the Company's investments;

▪

The Company's failure to adequately protect its proprietary rights;

▪

The Company's reliance on one financial institution to transfer its payroll funds;

▪

Other factors which are described in further detail in the Company’s Form 10-KSB, and in other filings with the Securities and Exchange Commission; and

▪

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As a commercial enterprise and employer with respect to its employment-related businesses in particular, we are engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers’ compensation and other matters.  Generally, we are entitled to indemnification or repayment from our PEO clients for claims brought by worksite employees related to their employment.  However, there can be no assurance that the client company will have funds or insurance in amounts to cover any damages or awards, and as co-employer, we may be subject to liability.  No allowance for this contingency is recognized on the financial statements of the company.

On April 25, 2006, the Company terminated its proposed acquisition of Heart Employee Leasing, Inc. effective immediately.  The Company also notified Heart and the escrow agent that it was demanding the immediate return of the $50,000 deposit pursuant to the terms of the letter of intent, dated December 21, 2005, executed by the Company and Heart.  To date, the $50,000 deposit has not been returned to the Company.  The Company has retained Texas litigation counsel to assist the Company in its efforts to obtain the return of the $50,000 deposit which remains held by an escrow agent.  On May 26, 2006, Heart commenced an action against the Company with respect to the $50,000 deposit in the 98th Judicial District Court in Travis County, Texas.  On June 23, 2006, the Company filed counterclaims to obtain return of the $50,000 deposit to the Company.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities other than those indicated on Form 8-K filed July 7, 2006.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

i.

Exhibit 31.1, Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ii.

Exhibit 32.1, Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)

Reports on Form 8-K during the quarter:

i.

Form 8-K filed April 25, 2006, announcing termination of a Material Definitive Agreement regarding Heart Employee Leasing, Inc.

ii.

Form 8-K filed July 7, 2006, disclosing sale of unregistered securities.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be on its behalf by the undersigned, thereunto dully authorized, this 11th day of August, 2006.

/s/ Patrick Matthews
Patrick Matthews

President, Chief Executive Officer and

Chief Financial Officer and Principal Accounting Officer

PBS Holding, Inc.