Form 10QSB
period 2006-09-30
PBS HOLDING, INC
filed 2006-11-15
CIK 1077150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

         Yes __ No X

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2006 was 11,769,539

Transitional Small Business Disclosure Format

Yes __ No X

PBS Holding, Inc.

Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited September 30, 2006 and 2005; Audited December 31, 2005)
a. Basis of Presentation	3
b. Consolidated Condensed Balance Sheets	4
c. Unaudited Consolidated Condensed Interim Statements of Operations	6
d. Unaudited Consolidated Condensed Interim Statement of Stockholders’ Equity	7
e. Unaudited Consolidated Condensed Interim Statement of Cash Flows	8
f. Notes to Unaudited Consolidated Condensed Interim Financial Statements	10
Item 2. Management’s Discussion and Analysis or Plan of Operation	14
Item 3. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Submissions of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Exhibits and Reports on Form 8-K	23

Item 6.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Basis of Presentation

As used herein, the term the “Company” refers to PBS Holding, Inc., a Nevada corporation, its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a Consolidated Balance Sheet for the Company as of the quarter ending September 30, 2006, and Consolidated Statements of Operations, and Comprehensive Income, and Consolidated Statements of Cash Flows for the interim period up to the date of such balance sheet, and the comparable period of the preceding year for the statement of operations are attached hereto and are incorporated herein by this reference.

The accompanying unaudited Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2004 and December 31, 2005.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Operating results for the three months ending September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.  The financial statements are presented on the accrual basis with significant inter-company transactions and balances eliminated.

PBS Holding, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

As of September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

ASSETS	September 30,2006	December 31, 2005
Current assets

Cash	$81,141	$84,712
Notes receivable (Related Party)	174,201	184,890
Client accounts receivable	66,818	158,877
Acquisition deposit - Heart	50,000	50,000
Prepaid Expenses	-	3,014
Employee Advances	2,063	858
Workers’ Compensation Prepaid Premiums	167,986	167,986

Total Current Assets	542,209	650,337

Property & Equipment

Furniture & Fixtures	60,111	55,472
Computer equipment	103,116	99,722
Vehicles	103,319	15,486
Payroll software	43,724	43,724
	310,270
Less: accumulated depreciation	(180,478)	(158,969)

Total Property and Equipment	129,792	55,435

Other assets

Security Deposits	1,415	1,560
Customer list, net of amortization	4,800	6,600

Total Other Assets	6,125	8,160

Total Assets	678,216	$713,932

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets (Continued)

As of September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

LIABILITIES	September 30, 2006	December 31, 2005
Current liabilities

Accounts payable	$155,377	$101,462
Checks drawn on uncollected payrolls	194,188	120,027
Deferred revenue	13,904	7,121
Client Payroll tax payable	619,094	503,678
Workers Comp payable	109,971	113,676
Client Deposits	-	1,000
Client payroll amount withheld	28,772	8,475
Current maturities on long-term debt	31,462	25,000
Line of credit from banks	-	7,898
Due to shareholder/officer	117,501	117,501

Total Current Liabilities	1,270,269	1,005,838

Long Term Debt

Note payable, net of current portion	62,972	16,667

Total Liabilities	1,333,241	1,022,505

Stockholders’ (Deficiency)

Common stock - $0.001 par value; authorized - 750,000,000 shares; Issued and outstanding 11,769,539 and 10,922,253 shares, respectively	11,769	10,922
Additional Paid in Capital	1,446,884	1,139,847
Accumulated (Deficit)	(2,113,678)	(1,459,342)

Total Stockholders’ Deficiency	(655,025)	(308,573)

Total liabilities and Stockholders’ Deficiency	$678,216	$713,932

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Unaudited Consolidated Condensed Interim

Statements of Operations

For the Three Months and Nine Months Ended September 30, 2006 and 2005

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005

Net Revenues	$1,487,284	$1,359,633	$4,280,199	$3,625,634
Cost of revenues	945,366	794,490	2,755,514	2,233,827
Gross Profit	541,918	565,144	1,542,685	1,391,807

Operating Expenses
General and Administrative	202,928	254,629	941,541	713,414
Wages, commissions & salaries	276,560	227,433	654,477	509,308
Officer Salaries	61,210	108,540	235,519	179,184

Total Operating Expenses	540,698	590,602	1,831,537	1,401,906

Income (Loss) from Operations	1,220	(25,459)	(306,852)	(10,099)

Other Income & (Expenses)
Consulting expenses	(12,200)	(12,800)	(42,800)	(29,900)
Acquisition costs	(8,000)	-	(36,8000	-
Employee services paid with stock options	-	-	-	-
Employee services paid with stock	-	-	(62,500)	-
Non employee services paid with stock warrants	-	-	(36,706)	-
Non employee services paid with stock	-	-	(168,676)	-

Net Other Income & (Expense)	(20,200)	(12,800)	(347,482)	(29,900)

Income (Loss) Before Prevision For Income Tax	(18,980)	(38.259)	(654,334)	(39,999)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(18,980)	$(38,259)	$(654,334)	$(39,999)

Basic & Diluted Net Income (Loss) Per Share	$(0.00)	$(0)	$(0.06)	$(0)
Basic & Diluted Weighted Average Shares Outstanding	11,769,539	10,784,787	11,419,586	10,784,787

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc and Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Stockholders’ Equity (Deficiency)

For the Period Ended September 30, 2006

	Common Stock				Total
	Shares	Amount	Paid-in-capital	Additional Accumulated Deficit	Equity (Deficiency)
Balance December 31, 2005	10,922,253	$10,922	$1,139,849	$(1,459,344)	$(308,573)
Sale of stock	100,000	100	39,900		40,000
Warrants exercised	167,286	167	15,509		15,676
Stock Issued for consulting services	330,000	330	152,670		153,000
Stock warrants granted:					0
For non employee services			36,706		36,706
Stock issued for employee compensation	250,000	250	62,250		62,500
Net Income (Loss)				(654,334)	(654,334)
Balance September 30, 2006	11,769,539	$11,769	$1,446,884	$(2,113,678)	$(655,025)

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

	For the Nine months ended September 30
	2006	2005
Net (Loss)	$ (654,334)	$ (39,999)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	23,309	18,636
Non cash – non employee services for stock warrants	36,706
Non cash – non employee services for stock	168,676
Non cash – employee services for stock	62,500
(Increase) decrease in accounts receivable	92,059	(46,572)
(Increase) decrease in prepaid expense	3,014	(149)
(Increase) decrease in other current assets	9,483	(37,708)
(Increase) decrease in other assets	145
Increase (decrease) in accounts payable	53,915	19,585
Increase (decrease) in client payroll tax liability	115,593	13,868
Increase (decrease) in deferred revenue	6,783	8,094
Increase (decrease) in other current liabilities	15,593	(7,748)
Checks drawn on uncollected payrolls	74,161	(79,472)

Total Adjustments	661,760

Net cash provided by (used in) operating activities	7,426	(151,465)

Cash flows from investing activities Payments for the purchase of property	(95,866)	(1,665)

Net cash provided by (used in) investing activities	(95,866)	(1,665)

Cash flows from financing activities
Net borrowing (paybacks) under line of credit	(7,898)	(24,555)
Net borrowing on notes payable	52,767	50,000
Principal payment on short-term debt		(2,083)
Stock sales	40,000	0
Due to shareholders/officers	0	(45)

Net cash provided by (used in) financing activities	84,869	23,317

Net increase (decrease) in cash and cash equivalents	(3,571)	(129,813)
Cash and cash equivalents at beginning of year	84,712	185,484
Cash and cash equivalents at end of period	81,141	$ 55,671

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
Supplemental information:

Cash payments

Interest expense	4,444	4,969
Income taxes	$0	$0
	4,444	4,969
Non cash items

Stock issued for employee services	62,500	0
Stock issued for non employee services	168,676	0
Warrants issued for non employee services	36,706	0
Total non cash items	$267,882	0

The accompanying notes are an integral part of these financial statements.

PBS Holding Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Interim Financial Statements

September 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at September 30, 2006 are unaudited, but include all adjustments that the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005. The accompanying unaudited interim financial statements for the current quarter and year to date ended September 30, 2006, are not necessarily indicative of the results that can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC (“PBS LLC”), Primary HR Services, LLC (“Primary HR”) and AHJR Inc., dba/Concord Staffing Services (“AHJR”) in these financial statements.  All significant intercompany transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2005 and 2004 remain unchanged.

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the nine months ended September 30, 2006.  These warrants and stock transactions are issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

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

Warrants Granted

On January 1, 2006, the Company entered into a contract with a non-employee consultant to provide services in which the consultant receives warrants with a cashless option to purchase 70,000 shares of common stock each month for nine months ended September 30, 2006 for a total of 630,000 shares of common stock.  The exercise price of the warrants is $0.435 with a term of two years from the date of each issuance.  The holder may, at its option, effect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants. The warrant option price is in excess of the fair market value of the stock and therefore no value is assigned to the warrants and no expense has been recognized in the financial statements.

On February 8, 2006, the Company issued warrants with a cashless option to purchase an aggregate of 450,000 shares of common stock to the Company’s legal firm in exchange for legal services.  The exercise price of such warrants is $0.60 and such warrants are immediately exercisable for a five-year term.  The holder may, at its option, effect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants. The warrant option price is in excess of the fair market value of the stock and therefore no value is assigned to the warrants and no expense has been recognized in the financial statements.

On March 8, 2006, the Company issued warrants with a cashless option to purchase 75,000 shares of common stock to a company providing public relation services to the Company.  The warrants are exercisable at a per share price of $0.67 for a period of four years. The holder may, at its option, effect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants. The warrant option price is in excess of the fair market value of the stock and therefore no value is assigned to the warrants and no expense has been recognized in the financial statements.

On June 5, 2006, the Company issued warrants with a cashless option to purchase 100,000 shares of common stock to a company providing consulting services.  The warrants are exercisable at a per share price of $.50 per share for a period of 3 years.  The holder may, at its option, effect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants. The warrant option price is in excess of the fair market value of the stock and therefore no value is assigned to the warrants and no expense has been recognized in the financial statements.

Stock Issued for Warrants Exercised

During the quarter ended March 31, 2006 the holders of warrants exercised their rights to acquire 167,286 shares of common stock, which were valued at $15,676 in excess of the amount recognized in the prior year when the warrants were granted.

The remaining warrants granted, unexercised and outstanding as of September 30, 2006 are for 1,419,375 shares of common stock.

Stock Issued for Services

On March 7, 2006, the Company issued 50,000 shares of restricted common stock valued at the closing price of the stock on the same day, which was $0.65 per share, or $32,500, to a non-employee.  The stock was issued pursuant to a placement agency agreement in connection with a broker-dealer with a private placement for financing.

On March 20, 2006, the Company issued 150,000 shares of restricted common stock valued at the closing price of the stock on the same day of issued and reduced for the nature of restriction placed on the stock, or $0.587 per share totaling $88,000, to a non-employee.  The stock was issued pursuant to a placement agency agreement with a broker-dealer in connection with a private placement for financing.

On June 14, 2006, the Company issued 130,000 shares of restricted common stock valued at the closing price of the stock on the same day of issued and reduced for the nature of restriction placed on the stock, or $0.25 per share totaling $32,500, to a non-employee.  The stock was issued pursuant to a placement agency agreement with a broker-dealer in connection with a private placement for financing.

On June 21, 2006, the Company issued to an employee 250,000 shares of restricted common stock valued at the closing price of the stock on the same day of issued and reduced for the nature of restriction placed on the stock, or $0.25 per share totaling $62,500.

Stock Options Awarded

On March 29, 2006, the Company entered into a five-year contract with Patrick Matthews, President and Chief Executive Officer of the Company, effective as of January 2006.  Pursuant to such contract the stock options are granted on a monthly basis in a value equal to the difference of the base salary and salary actually paid.  Mr. Matthews earned 7,032 shares of common stock each month for nine months ended September 30, 2006 for a total of 63,288 shares of common stock.  None of these options have been exercised as of September 30, 2006.  The option price is in excess of the fair market value of the stock and therefore no value is assigned to the options and no expense has been recognized in the financial statements.

On March 29, 2006, the Company entered into a five-year contract with Amanda Sinclair, Executive Vice President and Chief Operating Officer, effective as of January 2006.  Pursuant to such contract, the stock options are granted on a monthly basis in a value equal to the difference of the base salary and salary actually paid.  Mrs. Sinclair earned 1,549 shares of common stock each month for nine months ended September 30, 2006 for a total of 13,941 shares of common stock.  None of these options have been exercised as of September 30, 2006. The option price is in excess of the fair market value of the stock and therefore no value is assigned to the options and no expense has been recognized in the financial statements.

The cost of the stock option based compensation will be reevaluated at the end of each reporting period and any changes in the fair market value of the compensation will be reported in the period in which the change occurs.

Stock Issued for Cash

During February 2006, the Company sold 100,000 shares of common stock to investors at $0.40 per share with warrants to purchase an additional 25,000 shares at a purchase price of $0.40.  The warrants are immediately exercisable for a two-year period at a per share exercise price of $0.40.  The Company received the full $40,000 in cash for the shares of stock sold.  The fair value of these warrants granted with the issue of this common stock sold is equal the purchase price of $0.40.  Therefore, no fair value has been recognized for these stock warrants granted to buy an additional 25,000 shares of common stock.

Stock Options Granted

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The note receivable reported as a current asset of $174,201 is due from Consumers Insurance Agency, LLC (“Consumers LLC”).  The primary member of Consumer LLC is Patrick Matthews who is the majority shareholder in the Company.  The note receivable is made up of cash advances to Consumers LLC and expenses paid on behalf of Consumers LLC by the Company with ongoing amounts paid back to the Company.

This note receivable was part of the 2002 acquisition of the present operations of the Company.  At the time of acquisition the note receivable was for an amount greater than what is presently reported in the financial statements as of September 30, 2006.

NOTE 5 – CLIENT PAYROLL TAX PAYABLE

Timing differences occur between when a client of the Company pays the related invoices for payroll services and when the related payroll tax deposits are due, which can result in payroll tax deposit penalties.  This contributed to the Company’s lack of sufficient working capital to cover all of its obligations.

Consequently, certain payroll tax liabilities have not been paid timely and the Company has incurred payroll tax penalties.  The total penalties paid during 2005 were $81,419 while the penalties paid for the nine months ended September 30, 2006 totaled $114,028.

The Company sees this condition as temporary and has taken measures to curtail additional increases in delinquent payroll tax liabilities.

NOTE 6 – RECLASSIFICATIONS

Certain amounts in 2004 have been reclassified and represented to conform to the current financial statement presentation.

The September 30, 2005 Statement of Cash Flows – Supplemental information inadvertently omitted the interest paid amount of $4,949.  That amount has been included in this presentation of the financial statements.

NOTE 7 – GOING CONCERN ISSUES

The Company continues suffering losses and working capital reflects more current liabilities than current assets.  Unless sufficient additional cash flows come into the Company, either through equity financing, profits, or a reduction of cash expenses, the Company may not be able to continue operations.  Management has developed a strategy, which it believes will accomplish the objective of increasing cash flow and attaining positive working capital through additional long and short-term loans and the sale of Common Stock of the Company.

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

NOTE 9 – CONTINGENCIES AND PENDING ACQUISITION

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

On April 25, 2006, the Company notified Heart that it was terminating negotiations and the letter of intent, effective immediately. The Company also notified Heart and the escrow agent that it was demanding return of the $50,000 deposit. To date, the $50,000 deposit has not been returned to the Company. The Company has retained Texas litigation counsel to assist the Company in its efforts to obtain the return of the $50,000 deposit which remains held by an escrow agent. On May 26, 2006, Heart commenced an action against the Company with respect to the $50,000 deposit in the 98th Judicial District Court in Travis County, Texas. On June 23, 2006, the Company filed counterclaims to obtain return of the $50,000 deposit to the Company. Management is of the opinion that the $50,000 deposit will be returned to the Company. To date, the Company has incurred significant litigation costs and costs associated with the letter of intent to purchase Heart Employee Leasing Services, Inc.

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

Critical Accounting Policies and Estimates

The Company believes its significant critical accounting policies have not changed since fiscal year ended December 31, 2005.  See Note 2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

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

PBS LLC’s workers’ compensation program, since November 18, 2000, is with Texas Mutual Insurance Company.  In November 2005 PBS LLC renewed its workers’ compensation program which is a guaranteed cost program.  Under this program PBS LLC has no liability beyond the premiums of the policy.  The current policy term expires November 18, 2006, the Company has received a renewal proposal from the carrier and will renew the policy on November 18, 2006 for an additional year.

Primary HR obtained workers’ compensation from the AMFED Companies LLC effective July 2005 through July 2006 and was renewed for an additional 12 month period.  The program is a guaranteed cost program where the company has no liability beyond the premiums of the policy.

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

The following table presents the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005, expressed as a percentage of revenues:

		Three Months Ended September 30		Nine Months Ended September 30
		2006	2005	2006	2005
Net Revenues	%	100.00	100.00%	100.00	100.00
Cost of Services		63.56	58.43	64.38	61.61

Gross Profit		36.44	41.57	35.62	38.39
Operating Expenses:
General and administrative		13.64	18.73	22.00	19.68
Salaries, wages and commissions		18.59	16.73	15.29	14.05
Officers’ compensation		4.12	7.98	5.50	4.94

Total operating expenses		36.35	43.44	42.79	38.67

Operations (loss) income		0.08	(1.87)	(7.17)	(0.28)

Other income & (expenses)	(1.36)	(0.94)	(8.12)	(0.82)

(Loss) income before income taxes	(1.28)	(2.81)	(15.29)	(1.10)
Income tax (benefit) provision	0.00	0.00	0.00	0.00
		(0.94)		(1.10)
Net income (loss)	(1.28)	(2.81)	(15.29)	(1.10)

Quarter ended September 30, 2006 compared to September 30, 2005

For the quarter ended September 30, 2006, net revenues increased $127,651, or 9.39% from 2005, totaling $1,487,284 in 2006 compared to $1,359.633 for 2005.  The increase reflects our focus on sales and the addition of a number of new clients.  The change is reflective of the gains made during the period with our focus on new business and increased fees.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 401K administration cost, state unemployment taxes and other costs for the quarter ended September 30, 2006 totaled $945,366 or 63.56% of net revenues for 2006, compared to $794,490 or 58.43% for 2005.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $7,000 of employee wages.

Gross profit for the quarter ended September 30, 2006 was $541,918 or 36.44% of net revenues compared to $565,143 or 41.57% for the same period in 2005.

Total operating expenses for the quarter ended September 30, 2006 was $540,698 or 36.35% of net revenues compared to $590,602 or 43.44% of net revenues for the same period in 2005.  The break out of expenses is as follows:

•

Salaries, wages and commissions for the quarter ended September 30, 2006 were $276,560 or 18.59% of net revenues compared to $227,433 or 16.73% for the same period in 2005.  For the quarter ended September 30, 2006, the Subsidiaries employed 21 individuals, while for the same period ending September 2005 the Subsidiaries employed 16 individuals.

•

Officers’ compensation for the quarter ended September 30, 2006 was $61,210 or 4.12% of net revenues compared to $108,540 or 7.98% for the same period in 2005.

•

Total combined compensation of all corporate staff and officers of the corporation for the three months ended September 30, 2006 was $337,770 or 22.71% of net revenues compared to $335,973 or 24.71% for the same period in 2005.

•

General and administrative expenses for the quarter ended September 30, 2006 was $202,928 or 13.64% of net revenues compared to $254,629 or 18.73% of net revenues for the same period in 2005, representing a decrease of $51,701.

•

The results of operations excluding other income and expenses for the quarter ended September 30, 2006 resulted in operating income of $1,220 or 0.08% as compared to a loss of $(25,459) or (1.87)% for the same period in 2005.

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

•

Total other income (expenses) for the quarter ended September 30, 2006 was $(20,200) or (1.36)% of net revenues compared to $(12,800) or (0.94)% for the same period in 2005.

•

Consulting expenses for the quarter ended September 30, 2006 was $12,200 compared to $12,800 for the same period in 2005.

•

Employee services paid with common stock warrants for the quarter ended September 30, 2006 were $8,000. There were no correlating costs in 2005.

•

We experienced a net loss from operations for the quarter ended September 30, 2006 of $(18,980) or (1.28)% of net revenues as compared to a loss of $(38,259) or (2.81)% of net revenues for the same period in 2005.

Nine months ended September 30, 2006 compared to September 30, 2005

For the nine months ended September 30, 2006, net revenues increased $654,565, or 18.05% from 2005, totaling $4,280,199 in 2006 compared to $3,625,634 for 2005.  Net revenues for the nine month period ended September 30, 2006 increased $654,565 or 18.05% over the same period 2005.

Cost of services for the nine months ended September 30, 2006 totaled $2,755,514 or 64.38 % of net revenues for 2006, compared to $2,233,827or 61.61% for 2005 an increase of $521,687.

Gross profit for the nine months ended September 30, 2006 was $1,524,685 or 35.62% of net revenues compared to $1,391,807 or 38.39% for the same period in 2005.  Gross profit dollars for the nine month period ended September 30, 2006 increased $132,878 or 9.55% over the same period 2005.

Total operating expenses for nine months ended September 30, 2006 was $1,831,537 or 42.79% of net revenues compared to $1,401,906 or 38.67% of net revenues for the same period in 2005.  The break out of expenses is as follows:

Salaries, wages and commissions for the nine months ended September 30, 2006, were $654,477 or 15.29% of net revenues compared to $509,308 or 14.05% for the same period in 2005.

Officers’ compensation for the nine months ended September 30, 2006 was $235,519 or 5.50% of net revenues compared to $179,184 or 4.94% for the same period in 2005.

Total combined compensation of all corporate staff and officers of the corporation for the nine months ended September 30, 2006 was $889,996 or 20.79% of net revenues compared to $688,492 or 18.98% for the same period in 2005.

General and administrative expenses for the nine months ended September 30, 2006 was $941,541 or 22.00% of net revenues compared to $713,414, or 19.68% of net revenues for the same period in 2005, representing an increase of $228,127 in general and administrative expenses for the period.

The results of operations excluding other income and expenses for the nine months ended September 30, 2006 resulted in a loss of $(306,852) or (7.17)% of net revenues as compared to an operating loss of $(10,099) or (0.28)% of net revenues for the same period in 2005.

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

Total other income (expenses) for the nine months ended September 30, 2006 was $(347,482) or (8.12)% of net revenues compared to $(29,900) or (0.82)% for the same period in 2005.

Consulting expenses for the nine months ended September 30, 2006 was $42,800 compared to $29,900 for the same period in 2005.

Acquisition costs for the nine months ended September 30, 2006 were $36,800. There were no correlating costs in 2005.

Employee services paid with common stock warrants for the nine months ended September 30, 2006 were $0. There were no correlating costs in 2005.

Employee services paid with common stock for the nine months ended September 30, 2006 were $62,500.  There were no correlating costs in 2005.

Non-employee services paid with common stock warrants for the nine months ended September 30, 2006 were $36,706. There were no correlating cost is 2005.

Non-employee services paid with stock for the nine months ended September 30, 2006 were $168,676. There were no correlating costs in 2005.

We experienced a net loss from operations for the nine months ended September 30, 2006 of $(654,334) or (15.29)% of net revenues as compared to a net loss of $(39,999) or (1.10)% of net revenues for  the same period in 2005.

Liquidity and Capital Resources

The Company had $81,141 in cash and cash equivalents September 30, 2006. Additionally the Company had $217,986 in restricted cash and restricted deposits.  The Company is required to collateralize its obligations under its workers’ compensation coverage.  The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

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

The Company has long-term debt as of September 30, 2006 of $62,972.

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

Purchase of Registrant’s Securities

The Company did not purchase any of its securities during the quarter ended September 30, 2006.

ITEM 3.

CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the period covered by this Report on Form 10-QSB.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer (who is also our principal accounting officer) have concluded that as of the date of the end of the period covered by this Report on Form 10-QSB, our disclosure controls and procedures are effective to ensure that all information required to be filed in this Report on Form 10-QSB is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

On April 25, 2006, the Company terminated its proposed acquisition of Heart Employee Leasing, Inc. effective immediately.  The Company also notified Heart and the escrow agent that it was demanding the immediate return of the $50,000 deposit pursuant to the terms of the letter of intent, dated December 21, 2005, executed by the Company and Heart.  To date, the $50,000 deposit has not been returned to the Company.  The Company has retained Texas litigation counsel to assist the Company in its efforts to obtain the return of the $50,000 deposit which remains held by an escrow agent.  On May 26, 2006, Heart commenced an action against the Company with respect to the $50,000 deposit in the 98th Judicial District Court in Travis County, Texas.  On June 23, 2006, the Company filed counterclaims to obtain return of the $50,000 deposit to the Company. To date there have been no additional developments.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the quarter ended September 30, 2006.

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

Reports on Form 8-K during the quarter:

i.

Report of unscheduled material events or corporate changes filed on August 25, 2006

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be on its behalf by the undersigned, thereunto dully authorized this 14th day of November, 2006.

/s/ Patrick Matthews
Patrick Matthews

President, Chief Executive Officer and

Chief Financial Officer and Principal Accounting Officer

PBS Holding, Inc.