Form 10KSB
period 2006-12-31
PBS HOLDING, INC
filed 2007-05-16
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE FISCAL YEAR ENDED DECEMBER 31, 2006.

Commission File Number 0-25523

PBS Holding, Inc.
(Name of Small Business Issuer in Its Charter)

NEVADA	86-0857752
(State or Other Jurisdiction of Incorporation )	(I.R.S. Employer Identification No.)

433 Kitty Hawk Dr. Suite 226 Universal City, TX 78148	(210) 658-4675
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The issuer’s revenues for the fiscal year ended December 31, 2006 were $5,637,845

The number of shares of Common Stock of the issuer outstanding as of December 31, 2006 was 11,769,539

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the average of the bid and asked prices on May 01, 2007 was $338,851 based upon 1,882,508 shares held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format: Yes [  ] No [X]

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

(i)

volatility of costs of workers’ compensation insurance coverage and profits generated from the workers’ compensation component of the Company’s and it’s subsidiaries’ service offering under its loss sensitive workers’ compensation programs;

(ii)	volatility of state unemployment taxes;
(iii)

the uncertainties relating to the collateralization requirements as well as availability and renewal of the Company’s and it’s subsidiaries’ medical benefit plans, general insurance and workers’ compensation insurance programs for the worksite employees;

(iv)	uncertainties as to the amount the Company will pay to subsidize the costs of medical benefit plans;
(v)	possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;
(vi)

litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention of the Company’s and it’s subsidiaries’ insurance coverage programs;

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

(x)	an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company’s and it’s subsidiaries’ as an “employer”;
(xi)	the possibility of client attrition due to the Company’s and it’s subsidiaries’ decision to increase the price of its services, including medical benefits;
(xii)	risks associated with geographic market concentration;
(xiii)	the financial condition of clients;

(xiv)	the effect of economic conditions in the United States generally on the Company’s and it’s subsidiaries’ business;
(xv)	the failure to properly manage growth and successfully integrate acquired companies and operations;

(xvi)	risks associated with providing new service offerings to clients;
(xvii)	the ability to secure outside financing at rates acceptable to the Company;
(xviii)	risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and
(xix)	other factors which are described in further detail in this Annual Report on Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission.

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

Business of Issuer

General

The Company is engaged in providing human resource outsourcing services through its subsisiaries, PBS LLC, Primary HR and AHJR (sometimes hereinafter collectively referred to as the “Subsidiaries”).

PBS LLC and Primary HR are regional Professional Employer Organizations (PEO) committed to providing human capital management solutions.  PBS LLC is licensed as a Staff Leasing Services Company in Texas and Primary HR provides similar services in Mississippi.  The two PEO subsidiaries focus on serving small to medium-sized businesses with between five and fifty employees.  As of December 31, 2006, PBS LLC and Primary HR served more than 100 clients, and provided over 2500 W-2 forms.

AHJR is a regional temporary staffing services company helping businesses meet their staffing needs while minimizing employee acquirement cost.  AHJR offers qualified and screened employees to clients that meet their employment needs on temporary bases.  AHJR provides all payroll administration, unemployment administration and assignment administration of the temporary staff.  As of December 31, 2006 AHJR had 9 employees on assignment.

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

401 (k) plan administration

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

Wage and hour compliance

•

Employee hiring and termination guidelines

•

Employee exit interview guidelines and forms

•

Workers’ compensation insurance

•

Workplace safety guidance

Insuring our Clients’ Business.  PBS LLC and Primary HR assist clients in insuring their business by bringing in our alliance with insurance providers.

•

General Liability insurance procurement

•

Commercial auto liability procurement

•

Property and equipment insruance procurement

•

Other commercial insruance needs

•

Assist in audit processes

•

Assist in determining necessary levels of insurance

•

Assist in shopping the market fo rhte best price to coverage

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

PBS LLC and Primary HR maintain a client review program that includes a detailed profitability and risk analysis of all their clients.  Based on the results of these analyses, we may modify our pricing, or if necessary, terminate certain clients that we believe would otherwise be detrimental or not contribute to long-term profitability.

Our client retention rate for 2006 was 89.05%.  PBS LLC uses the NAPEO standard for measuring client retention, which is computed by dividing the number of clients at the end of the period by the sum of the number of clients at the beginning of the period plus the number of clients added during the period.  The client retention rate is affected by a number of factors including the natural instability of the small to medium-sized business market and clients that were terminated by PBS LLC for reasons that include unacceptable risk and low profitability to PBS LLC.

All clients are required to enter into the Client Services Agreement.  The Client Services Agreement provides for an initial one-year term.  After the initial term the contract may be renewed or terminated.  Following the initial term, most contracts are renewed for a one year term.  Based on the results of a financial review, PBS LLC and Primary HR may require the owners of client companies to personally guarantee the client’s obligations under the Client Services Agreement.

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

Employment-related liabilities are generally allocated between PBS LLC or Primary HR and the clientpursuant to the Client Services Agreement with PBS LLC or Primary HR assuming responsibility for worksite employees, payroll obligations and for compliance with certain employment-related government regulations.  On the other hand, the client remains responsible for compliance with the employment-related government regulations that are more closely associated woth the daily supervision, direction and control of worksite employees.  In some cases, employment-related liabilities are shared between PBS LLC or Primary HR and the client.  The following table summarizes the general division of responsibilities for employment-related regulatory compliance under the Client Services Agreement:

PBS	CLIENT

PBS LLC/Primary HR Responsibilities:	Client Responsibilities:

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

 •      Professional licensing and liability;

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

Clients

Our clients represent a cross-section of the industrial sector, of which only one clients currently represents more than 5% individualy of our total revenues.  We attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry, but we cannot assure you that we will be able to maintain such diversity or decrease our eposure to such volatility.  All prospective clients fill out a questionnaire to help us evaluate workers’ compensation risk, creditworthiness, unemployment history, and operating stability.

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

Workers’ Compensation Plans

Beginning in 2000, Texas Mutual Insurance Company (“Texas Mutual”) was the provider of workers’ compensation insurance for worksite employees based in Texas.  The Texas Mutual program is a guaranteed cost insurance arrangement that is up for renewal each November.  The agreement with Texas Mutual has been renewed each of the subsequent years up to and including November 2006 for an additional one-year term.  The Company has no workers’ compensation liability with respect to claims by Texas based employees that arose in each of the policy years for amounts in excess of those paid to Texas Mutual.

Primary HR began operations in 2004 and secured worker’s compensation through the risk pool in Mississippi.  The policy is a guaranteed cost policy and poses no liability to Primary HR other than the premiums for coverage.

Information Technology

The Company has invested and is continuing to invest capital resources in the development and enhancement of its information and technology infrastructure, including computer hardware, software and telephony.  This investment is intended to better serve the client base, achieve a high level of client satisfaction and to allow the subsidiaries to improve efficiencies in its operations.

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

Employees

As of December 31, 2006, PBS LLC employed 14 full time employees: two in sales, three in payroll, two in accounting, two in loss control, two in customer support, one in information techology and two in management.  Primary HR Services has two employees: one in sales and one in management.  AHJR has two employees: one in customer service and one in management.  All employees are trained in customer service and all are responsible for serving our customers.  Management believes relations with employees are good.  The employees are not represented by any bargaining group.  The combined Company’s aslo provided paychecks to approximately 1100 worksite employees. We believe we maintain positive employee relationships with such employees on client assignments.

Trademarks and Service Marks

We have begun the process of registering the mark “Focus on the Business of Business”.

ITEM 2    DESCRIPTION OF PROPERTIES

We lease approximately 3506 square feet of office space at 433 Kitty Hawk Drive, Suite 226, Universal City, Texas 78148 in a two story masonry office building.  The lease began in December 1, 2006 and continues through November 1, 2009.  The current monthly lease rate is $3,261.00 plus utilities.  The Company owns all furniture, fixtures, computers, servers and equipment necessary to the operations of the business.  Management believes that all property is adequately covered under various insurance policies.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders of record effective November 27, 2006 were sent Notice of Meeting of Shareholders announcing the Annual Meeting of Shareholde’s to be held in San Antonio TX, on December 12, 2006.  At the meeting the Shareholders elected three Directors to hold office until the next annual meeting of sharholders.  The Annual Meeting of Sharholders was held December 12, 2006  and  at the meeting each director nominated was elected by the shareholders.

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

PBHG – PBS HOLDING, INC. YEAR ENDING DECEMBER 2006 & 2005
		BID
END DATE	HIGH	LOW	CLOSE
2006
12/31/2006	$0.20	$0.17	$0.17
09/30/2006	0.40	0.25	0.25
06/30/2006	0.34	0.25	0.30
03/31/2006	0.70	0.50	0.58
2005
12/31/2005	0.85	0.011	0.34
09/30/2005	0.07	0.015	0.03
06/30/2005	0.02	0.012	0.015
03/31/2005	0.03	0.011	0.013

Source: OTC Bulletin Board – quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Chart reflects the 1 for 8 reverse stock split in October 2005.

(b) Holders. As of March 6, 2007, management believes there to be approximately 187 holders of record of our common stock, holding in the aggregate 11,769,539 shares of the Company’s Common Stock.

(c) Dividends. To date we have not paid any dividends on our Common Stock.  We do not currently intend to pay dividends in the future.

EQUITY COMPENSATION INFORMATION

Securities authorized for issuance under equity compensation plans.  Although the Company has an Employee Stock Option Plan previously approved by the security holders, no options have been granted under the plan to date.

Equity Compansation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted – average exercise price of the oustanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,000,000	N/A	3,000,000
Equity compensation plans not approved by security holders	315,000	$0.12	N/A
Total	3,315,000	$0.12	3,000,000

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

As a result of our focus on organic growth we have completed four years with double digit growth. Our key objective for 2006 was to continue to accelerate the growth in the number of paid worksite employees while appropriately pricing our service offering and leveraging our existing infrastructure.  Our growth is reflected in our Net Revenues which increased 14.61% to $5,367,845 in 2006 compared to$4,919,246 in 2005 and Gross Profit which increased 20.11% to $2,121,776 in 2006 compared to $1,766,531 in 2005.

RESULTS OF OPERATIONS

The following table presents consolidated results of PBS’ operations for the years ended December 31, 2006 and 2005, expressed as a percentage of net revenues.

	Year Ended December 31, 2006		Year Ended December 31, 2005
Net Revenues	%	100%	100
Cost of Services		62.37	64.09
Gross Profit		37.63	35.91

Operating Expenses
General and Administrative		22.71	18.99
Wages, Compensation & Salaries		13.52	10.22
Officers Compensation		6.15	5.90
Total Operating Expenses		42.38	35.11
Income (Loss) from Operations		(4.75)	0.80

Other Income & (Expense)
Other Income		0	1.02
Consulting Expenses		(0.85)	(2.05)
Acquisition Costs		(1.10)	(0.15)
Employee Services Paid with Stock		(0.60)	0
Officer Compensation with Stock Warrants		(0.60)	0
Non Employee Services Paid with Stock Warrants		0	(1.03)
Non employee Services Paid with Warrants Exercised		(0.28)	0
Non Employee Service Paid with Stock		(0.79)	0
Litigation Costs		0	(1.79)

(Loss) before income taxes		(7.92)	(3.72)
Income Tax (benefit) provisions		-	-
(Loss) Net Income		(7.92)	(3.72)

COMPARISON OF CONSOLIDATED OPERATIONS FOR YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005.

Net Revenues for the year ended December 31, 2006

increased $718,599 to $5,637,845 compared to $4,919,246 for December 31, 2005, a 14.61% increase, reflecting an increase in business and our aggressive marketing efforts.  This growth is attributable to an increase in sales resulting from the Company’s development of a strategic sales process implemented in 2005 and leadership of our experienced management team.

Cost of Revenues for the year ended December 31, 2006 was $3,516,069 or 62.37% of Net Revenue compared to $3,152,715 or 64.09% for the year ended December 31, 2005.  This represents an increase of $363,354 or 11.53% which is consistent with increases in our Net Revenues.  Cost of Revenues are primarily affected by the workers’ compensation costs, state unemployment cost and benefit expenses.

Workers’ compensation represented the largest increase in our cost of revenues for the year ended December 31, 2006 increasing to $1,106,396 as compared to $1,025,053 for the year ended December 31, 2005.  The cost is reflective of the number of leased employees on assignment and the mix of business risk in the program.

Unemployment costs for the year ended December 31, 2006 were $197,793 compared to $183,125 for the year ended December 31, 2005.  The increase is consistent with increases in the number of leased employees.

Benefit expenses for the year ended December 31, 2006 were $109,891 compared to $119,373 for the year ended December 31, 2005.  The decrease is a result of our shift to consumer driven products whereby the consumer has more control and choice regarding the expense and point of service for health care.

Our Gross Profit for the year ended December 31, 2006 increased $355,245 or 20.11% to $2,121,776 as compared to $1,766,531 for the year ended December 31, 2005.

Total Operating expenses for the year ended December 31, 2006 were $2,389,457 or 42.38% of Net Revenues compared to $1,727,313 or 35.11% of Net Revenues for the year ended December 31, 2005.

General and Administrative Cost were $1,280,366 or 22.71% of Net Revenues for the year ended December 31, 2006 compared to $934,359 or 18.99% for the year ended December 31, 2005.  During 2006 the timing and cash requirements of the Company were such that short term tax payment deficiencies exist resulting in penalties incurred by the Company in 2006.  The Company incurred penalties totaling $159,213 included in the General and Administrative costs.

Wages, commissions, and salaries for the year ended December 31, 2006 were $762,119 or 13.52% of Net Revenues compared to $502,840 or 10.22% for the year ended December 31, 2004, representing an increase of $259,279. During the year we added additional sales staff.  We increased our accounting staff by one employee during 2006 and added one additional customer service representative.  The total staff of the Company is seventeen employees.  Commissions also increased due to growth as reflected in our Net Revenue.  Officers’ compensation for the year ended December 31, 2006 was $346,971 or 6.15% of Net Revenue compared to $290,114 or 5.9% of net revenue for the year ended December 31, 2005.

Consolidated operations for 2006 resulted in a loss of $(267,681) or (4.75) % as compared to income of $39,218 or 0.80% for 2005.  This was the accumulative effect of the increase in cost of revenues discussed above and increases in wages, commissions and salaries as a result of the investments in our staff and expansion into additional markets.

Litigation cost for the year ended December 31, 2006 was zero and $87,918 for the year ended December 31, 2005.  As expected once clear from the litigation expenses incurred with the acquisition of the company ranging back to 2002 our litigation cost would be minimal.

Consulting expenses for the year ended December 31, 2006 was $47,800 as compared to $101,083 for 2005.  These expenses represent the costs incurred by the Company for services rendered during that year in assisting the Company to position itself to acquire other businesses in the human resources outsourcing industries.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair market values.  Pro forma disclosure is no longer an alternative.  We adopted SFAS 123(R) as of December 31, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

We elected to use cashless warrants as a method to pay for services or reward (award) individuals for their service to the Company.  The cashless warrant formula is x = y (a – b) / a wherein “x” is the resultant number of shares issued, “y” is the number of warrants granted, “a” is the market price and “b” is the exercise price.  It is the opinion of management this cashless warrant vehicle provides a method to award performance while minimizing the impact on the Company’s cash flow and capital structure.  It is widely believed the majority of cashless warrant options will be exercised by surrendering shares as opposed to paying cash for the total number of shares outstanding although this cannot be assured in every case.

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

Employee services paid with stock warrants issued during 2006 totaled 102,936 warrants.  The warrant option price is in excess of the fair market value of the stock and therefore no value is assigned to the warrants and no expense has been recognized in the financial statement.

Employee services paid with stock for 2006 was valued at $34,000 there were no corresponding expenses recorded during 2005.

In accordance with FASB no. 123R regarding the value of share-based payment transactions to employees and non employees, management has determined that the restricted shares issued to employees and non employees shall be valued at the fair market value of the shares less a discount due to the restriction placed on the shares.  For the year ended December 31, 2006 the fair market value of the shares is $0.17 reduced by a factor of 20% for the restricted nature of the shares.  The amount recognized for employee payments of stock at $0.136 per share for 250,000 shares is $34,000.

Non-employee services paid with cashless stock warrants issued during 2006 was valued at zero, the Company issued 330,000 warrants.  These cashless warrants were issued in conjunction to services performed by consultants to the Company.  In accordance with EITF 96-18 regarding value of non employees services paid with stock warrants granted, management has determined the services received on which the warrants were granted had no value.  The alternative to valuing the services received is valuing the warrants granted for those services.  The fair market value of the stock at December 31, 2006 was $0.17 per share which is less than the exercise price for all warrants granted and therefore the warrants have no intrinsic value.  Because there is no value in the services and no intrinsic value for the warrants granted, management has not recognized any value associated with granting these warrants.

No provision for income taxes have been reflected or recorded in the financial statements. We incurred a net loss of $(627,643) for the year ended December 31, 2006 as a result of the matters discussed above. This represents a $444,479 increase in the net loss from the year ended December 31, 2005.  Losses to date can be used to offset future taxable income, assuming the Company becomes profitable in the future.

Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business.  As reflected in the financial statements, we currently have a working capital deficiency and a stockholder’s deficiency of $(620,854) and $(308,573), respectively, as of the year ended December 31, 2006 and 2005.  In addition, we have incurred losses from our operations since our inception, and have been dependent upon the financial support of shareholders, management, and other related parties.

The Company had $43,553 in cash and cash equivalents at December 31, 2006.  The Company is required to collateralize its obligations under its workers’ compensation coverage.  The Company uses its cash as to collateralize these obligations.

At November 18, 2005, the Company deposited $229,220 as collateral with the Company’s workers’ compensation carrier for the 2005/2006 policy year.  The Company’s workers’ compensation plans for the previous years are subject to no further collateral adjustments.

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

WE HAVE OUTSTANDING SHARES OF RESTRICTED STOCK, WHICH IF SOLD IN THE OPEN MARKET, MAY ADVERSLEY AFFECT OUR STOCK PRICE

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

If our financial condition does not meet the above tests, then trading in our Common Stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act of 1934 as ammended (“Exchange Act”). Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser’s written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our Common Stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PBS Holding, Inc. and Subsidiaries

Consolidated Balance Sheet
As of December 31, 2006 and 2005

	2006	2005
ASSETS

Current assets
Cash	$ 43,553	$ 84,712
Notes receivable	154,631	184,890
Client accounts receivable	114,329	158,877
Deposit - pending Heart acquisition	25,000	50,000
Prepaid Expenses	-	3,014
Employee advances	8,702	857
Worker compensation prepaid premiums	229,220	167,986
Total Current Assets	575,435	650,336
Property & Equipment
Furniture & Fixtures	60,111	55,472
Computer equipment	103,116	99,722
Vehicles	103,319	15,486
Payroll software	43,724	43,724
	310,270	214,404
Less: accumulated depreciation	(209,412)	(158,969)
Total Property & Equipment	100,858	55,435
Other assets
Security deposits	860	1,560
Customer list, net of amortization	4,200	6,600
Total Other Assets	5,060	8,160
Total Assets	$ 681,353	$ 713,932

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Consolidated Balance Sheet
As of December 31, 2006 and 2005

LIABILITIES	2006	2005
Current liabilities
Accounts payable	$ 113,003	$ 101,462
Checks drawn on uncollected funds	79,648	120,027
Deferred revenue	17,723	7,121
Client payroll tax payable	821,408	503,678
Workers comp payable	91,124	113,676
Client deposits	-	1,000
Client payroll amount withheld	39,397	8,475
Current maturities on long term debt	30,359	25,000
Due to shareholder/officer	79,970	117,501
Line of credit from banks	-	7,898

Total Current Liabilities	1,272,631	1,005,838

Other liabilities

Long term debt	54,576	16,667

Total Liabilities	1,327,207	1,022,505

Stockholders' Equity (Deficiency)

Common stock - $.001 par value
authorized - 750,000,000, issued and outstanding - 11,769,539 and 10,922,253 shares	0	10,922
Additional paid-in capital	0	1,118,313
Accumulated (deficit)	0	(1,437,808)

Total Stockholders' Equity (Deficiency)	0	(308,573)

Total Liabilities and Stockholders' Equity (Deficiency)	$ 1,327,207	$ 713,932

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries
Consolidated Statement of Operations
For The Years Ended December 31, 2006 and 2005
	2006	2005

Revenues	$ 5,637,845	$ 4,919,246
Cost of Revenues	3,516,069	3,152,715
Gross Profit	2,121,776	1,766,531
Operating Expenses
General and Administrative	1,280,365	934,359
Wages, commissions & salaries	762,119	502,840
Officers compensation	346,973	290,114
	2,389,457	1,727,313
Income (Loss) from Operations	(267,681)	39,218
Other Income & (Expense)
Other income		50,109
Consulting expenses	(47,800)	(101,083)
Cost of Cancelled Heart Acquisition + Deposit Impairment	(61,800)	(7,315)
Employee services paid with stock warrants	-	-
Employee services paid with stock	(34,000)
Officer compensation paid with stock options	25,392	(25,392)
Non employee services paid with stock warrants	-	(50,783)
Non employees services paid with warrants exercised	(15,676)
Non employee services paid with stock	(44,800)
Litigation costs	-	(87,918)
Total Other Income & (Expenses)
Income (Loss) Before Provision For Income Tax	(446,365)	(183,164)
Provision For Income Taxes	-	-
Net Income (Loss)	$ (446,365)	$ (183,164)
Basic & Diluted Net (Loss) Per Share	$ (0.04)	$ (0.02)
Basic and Diluted Weighted Average
Shares Outstanding	11,419,586	10,839,367

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries
Statement of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated (Deficit)	Net Equity (Deficiency)

Balance December 31, 2004	10,784,753	$ 10,785	$ 992,945	$ (1,254,644)	$ (250,914)
Stock subscription sale	62,500	62	19,268		19,330
Stock subscription sale	75,000	75	29,925		30,000
Stock warrants granted for
employee services	-	-	25,392		25,392
Stock warrants granted for
non employee services	-	-	50,783		50,783
Net (Loss)	-	-	-	(183,164)	(183,164)
Balance December 31, 2005	10,922,253	10,922	1,118,313	#REF!	#REF!
Sale of stock	100,000	100	39,900		40,000
Warrants exercised	167,286	167	15,509		15,676
Stock issued from consulting svc	330,000	330	44,470		44,800
Stock warrants granted:					-
Officer warrants granted in prior year remeasured for current year end			(25,392)		(25,392)
Stock issued for employee services	250,000	250	33,750		34,000
Net Income (Loss)				(446,365)	(446,365)
	11,769,539	$ 11,769	$ 1,226,550	#REF!	#REF!

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries
Consolidated Statements Of Cash Flow
For The Years Ended December 31, 2006 and 2005

	2006	2005

Net Income (Loss)	$(446,365)	$(183,164)
Adjustments to reconcile net income (loss)
to net cash provided by (used by)
operating activities:
Depreciation and amortization	52,843	12,156
(Increase) decrease in accounts receivable	44,548	(94,442)
(Increase) decrease in prepaid expense	3,014	(1,963)
(Increase) decrease in worker comp deposit	(61,234)	(71,889)
(Increase) decrease in other assets	(8,145)	(1,363)
Increase (decrease) in accounts payable	11,542	44,373
Increase (decrease) in client payroll tax liability	317,730	244,418
Increase (decrease) in other current liabilities	18,972	15,063
Non cash expense - services for stock, warrants & options	69,084	76,175
Deposit - pending Heart acquisition	-	(50,000)
Impairment Heart acquisition	25,000
Checks drawn on uncollected payrolls	(40,379)	(57,505)
Total Adjustments	432,975	115,023
Net cash provided by (used in) operating activities	(13,390)	(68,141)
Cash flows from investing activities
Loans to affiliates	30,259	(76,941)
Payments for the purchase of property	(95,866)	(9,418)
Net cash provided by (used in) investing activities	(65,607)	(86,359)
Cash flows from financing activities
Net adjustment for common stock transactions	40,000	49,330
Net borrowings under line of credit	(7,898)	(30,624)
Net borrowing on notes payable	75,756	41,667
Principal payments on debt	(32,489)	-
Due to shareholders/officers	(37,531)	(6,645)
Net cash provided by (used in) financing activities	37,838	53,728
Net increase (decrease) in cash and
and cash equivalents	(41,159)	(100,772)
Cash and cash equivalents at beginning of year	84,712	185,484
Cash and cash equivalents at end of year	$43,553	$84,712

The accompanying notes are an integral part of these financial statements.

PBS Holding, Inc. and Subsidiaries

Statement of Cash Flows (continued)
For the Years Ended December 31, 2006 and 2005

	2006	2005
Supplemental information:
Cash payments
Interest expense	$ 12,407	$ 20,835
Income taxes	-	-
Non cash items
Stock issued for employee services	$ 34,000	$ -
Stock issued for non employee services	44,800
Warrants issued for employee services	(25,392)	25,392
Warrants granted/exercised for non employee services	15,676	50,783
Loss on acquisition of Heart deposit	25,000	50,783
Total non cash items	$ 94,084	$ 126,958

The accompanying notes are an integral part of these financial statements.

NOTE 1 - Organization and Nature of Business

History

The Company was incorporated in the State of Nevada in 1996 under the name of Anonymous Data Corporation.  The Company went through various name changes over the years, an on September 20, 2005 its name was changed to PBS Holding, Inc.

On or about November 4, 2002, the Company effected a 1 for 2,500 reverse stock split with respect to its outstanding shares of Common Stock.  And later, on October 4, 2005 the Company effected another reverse stock split of 1 for 8 shares of Common Stock.  These reverse stock splits have been recognized from inception.

On February 28, 2003 the Company purchased all of the outstanding shares of AHJR, Inc. (AHJR), a Texas corporation, in a stock for stock transaction.  AHJR was previously owned principally by Patrick Matthews, the primary shareholder of the Company today and its President and Chief Executive Officer.  In the stock for stock transaction the Company acquired all of the shares of AHJR in exchange for 9,050,000 post split shares of restricted common stock.

Organization

PBS Holding, Inc. is the parent of the three wholly owned subsidiaries., Primary Business Systems, LLC, AHJR, Inc, dba Concord Staffing, and Primary HR Services, LLC.  It has one class of stock, Common stock, of 750,000,000 share authorized at a $0.001 par value.

Business Activity

The business of the Company, is to operate in the human resources outsourcing industries with particular emphasis in the professional employer organization (PEO) industry and the temporary staffing services industry.

Its primary wholly owned subsidiary, PBS LLC, is a provider of PEO services.  A PEO is defined as an organization that provides an integrated and cost effective approach to the management and administration of the human resources and employer risks of its clients, by contractually assuming substantial employer rights, responsibilities, and risks and, through the establishment and maintenance of an employer relationship with the workers assigned to its clients. Over 98% of all business of the Company comes from PBS LLC

The second wholly owned subsidiary, Concord, is a temporary staffing services company and works with temporary employment services.  It began operations on March 1, 2003.  Currently , less than 2% of the Company’s business operations come from Concord.

The third subsidiary of the Company, Primary HR Services, LLC, (a Mississippi Limited Liability Company) began operating during the fiscal year ended December 31, 2004.  Primary HR Services is an operating entity that allows the Company to provide PEO services to clients in Mississippi.  Presently little business activity is generated by this subsidiary.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements includes the accounts of PBS Holding, Inc (parent), and its subsidiaries PBS LLC, Concord, and Primary HR Services, LLC.  Revenues and expenses of PBS Holding, Inc. are included for the years ending December 31,2006 and 2005.  All material Intercompany accounts and transactions have been eliminated.

All significant intercompany transactions have been eliminated.

Because nearly all business activity comes from employee leasing from PBS LLC, then segmented results of operations are of little value and are not presented separately.

Cash Equivalents

For purposes of reporting of cash flows, the Company classifies all cash and short-term investments with maturities of three months or less to be cash equivalents.

Receivables

Accounting principles generally accepted in the United States require that the allowance for uncollectibles method be used to reflect bad debts.  The Company uses the direct write-off method instead; but it approximates the allowance for uncollectibles in the case of these financial statements.

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

Depreciation and amortization expense for the years December 31, 2006 and 2005 are $52,843 and $12,156 respectively.

Intangible Assets

The Company acquired a customer list when it acquired Concord in March 2003.  The customer list is valued at $12,000 and is amortized over five years.  Management considers the customer list worth more than its remaining net book value of $4,200 as of December 31, 2006..  Therefore, impairment does not apply.

The Financial Accounting Standards Board issued SFAS No.142 “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001.  According to SFAS 142, goodwill should not be amortized.  Instead, it should be reviewed for impairment at least annually and charged to earnings only when its recorded value exceeds its fair value.  The Company has elected to follow SFAS 142.  The Company has no recorded goodwill on its financial statements and does not believe this accounting standard will affect the Company.

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

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Cash and cash equivalents, receivables, prepaid premiums, accounts payable, checks drawn on uncollected funds, deferred revenue, accrued expenses and deposits, notes payable are reflected in the financial statements at cost, which approximates fair value because of the relatively short maturity of these instruments.

Deposit – Heart acquisition later cancelled is reduced from cost to its net collectible value. Long-term debt is valued at cost as it has a reasonable interest rate attached to the obligation. Related party receivable and payable are valued at cost, bear no interest, continually revolve in amounts receivable and payable and are considered worth face value overall.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits.  The Company will exceed the FDIC insurable limit in an account only when gross payrolls billed and collected post to the payroll bank account before the payroll checks and tax deposits are posted.  The timeliness of the deposits and withdrawals are such that management estimates no material credit risk.

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

During 2002, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code.  Consequently, management believes the net operating loss carry forwards are lost for the tax year 2002 and before.  The Federal net operating losses since the ownership change are $1,528,202 and $1,379,469 as of December 31, 2006 and 2005, respectively.  The Company continues to sustain operating losses and there remains an uncertainty as to whether any income tax benefit can be used in the future.  Therefore, no recognition of any net operating loss (NOL) carry forwards or benefits are recognized in these financial statements; however the tax benefit for the NOL carry-forward can be estimated at $552,371 and $482,814 respectively for the fiscal years ended December 31, 2006 and 2005.

Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income, therefore a statement of comprehensive income has not been presented.

Stock-Based Compensation

FASB No. 123, and FASB No 123R. “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.    In addition, the Emerging Issues Task Force has issued EITF 96-18 to further hald clarify FASB No. 123 & 123R.  During the 2005 and 2006 the Company issued stock and stock warrants to consultants and employees.  The estimated value of those warrants is disclosed in the subsequent note on equity and common stock.

Reclassifications

Certain amounts in 2005 have been reclassified and represented to conform to the current financial statement presentation.

Net (Loss) Per Share of Common Stock

The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented.  Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issued services or otherwise would be anti-dilutive.

Advertising Costs

The Company’s advertising costs are expensed when incurred.  Total advertising costs of $8,618 and $9,593 were incurred for the years ended December 31, 2006 and 2005, respectively.

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

NOTE 3 - Equity & Common Stock

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred for the years ended December 31, 2006 and 2005.  These warrants and stock transactions are issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

The fair values of the warrants granted are reported as equity grants using the guidance of FASB no. 123R and EITF 96-18. The fair values of the restricted stock issued are reported using the guidance of FASB no. 123R and EITF 96-18 and are computed at fair market value.

For the year ended December 31, 2005

During 2005 the Company sold 137,500 shares of Common Stock as part of a stock subscription offer to private investors for a total of $55,000 less the cost of placing the shares of $5,670 for a net of $49,330.  The subscriptions were offered at $.40 per share with warrants attached that allowed the holders to exercise an additional purchase of shares at $.40 per share.

In October, November and December of 2005 the Company issued warrants to an employee of the Company and to a consultant to the Company to purchase 105,000 shares for each month, for a total of 315,000 shares at an exercise price of $.12 per share.  The value of the warrants granted was computed based on the cashless exchange rate for the consultant for a value of $50,783.  The warrants granted to the employee are valued under the Black-Scholes model at $25,392 as of December 31, 2005 and are subject to reevaluation at the end of each reporting period going forward until the warrants are exercised and the stock has been purchased.

For the year ended December 31, 2006

During the quarter ended March 31, 2006 the holders of warrants granted in 2005 exercised their rights to acquire 167,286 shares of common stock, which were valued at $15,676 in excess of the amount recognized in the prior year when the warrants were originally granted.

On March 29, 2006 the Company entered into a five year contract with Patrick Matthews, CEO, effective January 2006.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mr. Matthews earned 7,032 shares of common stock each month for twelve months ended December 31, 2006 for a total of 84,384 shares of common stock.  None of these options have been exercised as of December 31, 2006.

On March 29, 2006 the Company entered into a five year contract with Amanda Sinclair, COO, effective January 2006.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mrs. Sinclair earned 1,549 shares of common stock each month for twelve months ended December 31, 2006 for a total of 18,588 shares of common stock.  No options have been exercised as of December 31, 2006.

During February 2006, the Company sold 100,000 shares of common stock to investors at $0.40 per share, for $40,000.  Warrants to purchase an additional 25,000 shares at a purchase price of $0.40 were also granted with this stock sale.  The warrants are immediately exercisable for a two year period at a per share exercise price of $0.40.

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

On February 8, 2006 the Company agreed to issue warrants with a cashless option to purchase an aggregate of 450,000 shares of common stock for services.  The exercise price of such warrants is $0.60 and such warrants are immediately exercisable up to five years.  The holder may, at its option, effect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

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

On June 5, 2005 the Company agreed to issue warrants with a cashless option to purchase 100,000 shares of common stock to a company providing consulting services. The warrants are exercisable at a per share price of $.50 per share for a period of 3 years. The holder may, at its option, effect a cashless exercise by exchanging warrants for shares of common stock pursuant to the formula set forth in the terms of the warrants.

FASB No. 123R requires “the fair value of liabilities incurred in share-based transactions with employees shall be remeasured at the end of each reporting period through settlement.” It also states that “an equity instrument for which it is not possible to reasonably estimated fair value at the grant date shall be accounted for based on its intrinsic value, measured at each reporting date through the date of exercise of other settlement.

In accordance with FASB no. 123R the fair value assigned to the stock warrants granted to employees for the year ended December 31, 2005 is $25,392. For the year ended December 31, 2006 the stock warrants grated in 2005 as well as those granted in 2006 to employees have no fair value and no intrinsic value. Consequently, all stock warrants and options as of December 31, 2006 have no value assigned to them. The $25,392 assigned to the warrants as of December 31, 2005 is therefore reported as “other income” in the Statement of Operations for the year ending December 31, 2006.

EITF 96 discusses how to report non-employee services paid with stock warrants and options granted. Using the guidelines presented in EITF 96-18, management has determined the intrinsic value of the non-employee services received on which the warrants were granted had no value to the Company. The Company has also determined that the value of the warrants using the stock price leaves no value for the warrants because the market value has continued to remain below the exercisable price of the warrants and the stock market of its stock continues on a downward spiral compared to what it was when the warrants were originally issued. Because the Company identifies no value for the services received and no definitive value for the warrants granted using the market value of the stock, management has concluded to recognize no value associated with the granting of warrants during 2006.

The total of all stock warrants and stock options granted remaining outstanding as of December 31, 2006 for the possible conversion to common stock are 102,972 and 1,522,500 respectively.

Stock Issued

On March 7, 2006 the Company issued 50,000 shares of restricted common stock to a non-employee pursuant to a placement agency agreement with a broker-dealer with a private placement for financing.

On March 20, 2006 the Company issued 150,000 shares of restricted common stock to a non-employee pursuant to a placement agency agreement with a broker-dealer with a private placement for financing.

On June 14, 2006 the Company issued 130,000 shares of restricted common stock to a non-employee pursuant to a placement agency agreement with a broker-dealer with a private placement for financing.

On June 21, 2006 the Company issued 250,000 shares of restricted common stock for employee services.

In accordance with FASB no. 123R regarding the value of share-based payment transactions to employees and non employees, management has assigned a value for the stock issued taking into consideration the closing prices of its free trading stock at the date of issue. The total amount recognized for non-employee payments of stock for 330,000 shares is $44,880 while the total amount recognized for employee payments of stock for 250,000 shares is $34,000.

NOTE 4 - Employee Benefit Plan

A 401-K employee benefit plan for the Company’s client worksite employees is included in the package of services provided by PBS LLC as a PEO.  The Company’s office and administrative employees may also participate in the plan.  The plan is year to year and is paid in full through December 31, 2006 with no obligation for past, present, or future funding required.

NOTE 5 - Related Party Transactions

The majority shareholder loans funds to the Company from time to time should it need it.  The amounts due to the shareholder are $79,970 and $117,501 at December 31, 2006 and 2005 respectively.

The note receivable of $154,631 and $184,890 as of December 31, 2006 and 2005, respectively, is for amounts due from Consumers Insurance Agency LLC (Consumers).  The Company bills Consumers, and Consumers reimburses the Company for use of 500 square feet of office space, office supplies and payroll.  These transactions are related party transactions as the related parties of the company owned 55% of Consumers member interest as of December 31, 2006 and 2005.  Patrick Matthews has 45%, Amanda Sinclair has 10% and an unrelated party has the remaining 45% of the member interest in the LLC.

Related party receivable and payable are both reported as current assets and liabilities respectively.  The amounts do not vary significantly from year to year and consequently would otherwise be more correctly classified as non current.  However, the net difference management does not feel is significant and has left them both as current.

NOTE 6 - Lease Commitments

The Company has no lease commitments except with respect to the facilities it operates out of at 433 Kitty Hawk, Universal City, Texas as of December 31, 2006 and 2005.  The net rent expense for the years ended December 31, 2006 and 2005 is $43,620 and $47,212 respectively. The lease commitment was through November 2006.The Company has subleased (rented) 500 square feet to Consumers Insurance Agency LLC (“Consumers”) since May 2002.

Beginning December 1, 2006 the Company entered into a lease agreement with Dennis Hank-Property Management to lease two offices totaling 3,506 square feet.  The lease is for 36 months ending on November 1, 2009.  The lease agreement states the monthly payment to be $3,261.  The lease also states that the Company is required to pay the utility bills associated with the leased space on a monthly basis. The schedule for lease commitments is as follows;

Year	Lease Commitment

2007	$39,132
2008	39,132
2009	35,871
Remaining lease commitment	114,135

NOTE 7- Line of Credit

Lines of Credit are for:	2006	2005

Jourdanton State Bank, limit of $50,000 at 8% interest. Collateralized with accounts receivable and right of payment and equipment	$ 0	$ 7.898
	$ 0	$ 7,898

NOTE 8 - Workers Compensation

PBS LLC maintains workers compensation insurance for worksite employees as well as its regular and administrative employees.  The amount of premiums paid and the required premium deposit is based on the gross payroll to all employees which was over $23,000,000 for the year ended December 31, 2006 and over $18,000,000 for the year ended December 31, 2005.

Premium deposits are $229,220 and $167,986 as of December 31, 2006 and 2005 respectively. The workers compensation payable premium due as of December 31, 2006 and 2005 was $91,124 and $113,676, respectively.  The insurance carrier retains the required premium deposit until the yearly payroll audit is completed. At that time the unused portion of the deposit is refunded to the Company. Each year the Company renegotiates its workers compensation coverage with either the existing or a different insurance carrier.

NOTE 9 - Notes Payable

The long term debt of the company at December 31, 2006 and 2005 includes the following:

The Company has a note payable to AMS Inc., a payroll services provider. The note I the result of a settlement of dispute charges made by AMS Inc. under an agreement to provide services to the Company. A cost of $50,000 has been included in the cost of revenues in the statement of operations. The original amount of the note is $50,000 with no interest and payment of $3,083.33 monthly for 24 months. Management did not elect to input interest on this note because of the relative short term of the note and the amount of interest that would result was not material.	16,667	41,667

Note payable to Chrysler Financial for $36,797 to be paid in 60 equal months payments of $763.66 with annual interest rate of 8.99%. The note holds as collateral the automobiles purchased with the loan proceeds.	32,790	-

Note payable to Chrysler Financial for $40,000 to be paid in 60 equal months payments of $799.80 with annual interest rate of 7.40%. The note holds as collateral the automobiles purchased with the loan proceeds.	35,478	-

Total notes payable	84,935	41,667

Current maturities of long term debt	(30,359)	(25,000)

Long term debt	$54,576	$16,667

The five year maturities for long term debt is:

	2006	2005
December 31, 2006		$25,000
December 31, 2007	$30,359	16,667
December 31, 2008	14,852
December 31, 2009	14,717
December 31, 2010	17,358
December 31, 2011	7,649
	$84,935	$41,667

NOTE 10- Checks drawn on uncollected funds and Client payroll tax payable

The Company processes payroll checks for its worksite employees in advance of the payments received by its clients resulting in the balance recognized on the balance sheet of “Checks drawn on uncollected funds”.  The amounts recognized for the years ended December 31, 2006 and 2005 are $79,648 and $120,027, respectively.

The amounts reported as “Client payroll tax payable” reflect an amount of tax deposits required based on the payroll checks issued.  Timing differences between when the client pays the related invoice and when the tax deposits are due can result in payroll tax deposit penalties.

 During the year ended December 31, 2005 there were litigation costs and the cost of a required deposit associated with a letter of intent to purchase Heart Employee Leasing Services, Inc. that caused the company to incur additional tax deposit penalties due to late payment.  The amount of penalties for payroll tax deposits during the year ended December 31, 2006 and 2005 was $159,101 and $81,419 respectively.  The Company believes it has stabilized its cash outflow demands and anticipates the ongoing late payment of payroll taxes and its related penalties should show improvement in 2007.

NOTE 11 - Going Concern Issues

The Company continues suffering significant losses and working capital reflects more current liabilities than current assets.  Unless sufficient additional cash flows come into the Company, either through equity financing, profits, or a reduction of cash expenses, the Company could be in jeopardy of continuing operations.

Management has developed a strategy, which it believes will accomplish this objective through additional long and short term loans and sale of Common Stock of the Company to related and unrelated parties.  The Company has also sustained substantial cost related to litigation and corporate administration that has been and will continue to be reduced in going forward.

NOTE 12 - Subsequent Events

Heart Employee Leasing, Inc.

On December 21, 2005, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of Heart Employee Leasing, Inc. (Heart), a privately held company which is also engaged in the human resources outsourcing business. The closing was expected to take place on or about April 26, 2006.  The closing did not take place as scheduled.  Concurrently with the execution of the non-binding letter of intent, the Company deposited $50,000 with Heart in connection with the proposed transaction and is reported on the balance sheet as a current asset as of December 31, 2005.

As of December 31, 2006, the Company had not received back the $50,000 deposit. In March 2007 the Company agreed to, settled with, and received from Heart a reduced amount of $25,000 as the full return of its $50,000 deposit. The Company has recognized the unpaid difference of $25,000 as impairment on the deposit and reduced the value of the deposit accordingly as December 31, 2006, expensing it as part of “cost of cancelled Heart acquisition & deposit impairment” on the Statement of Operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years ended December 31, 2006 there have been no disagreements between us and Madsen and Associates, CPAs, Inc.

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

ITEM 8B. OTHER INFORMATION

On March 7, 2006, the Registrant entered into a placement agency agreement with a broker-dealer to assist the Registrant in connection with a private placement financing by the Registrant. Pursuant to such placement agency agreement, the Registrant agreed to issue 50,000 shares to such broker-dealer or its designee(s). Such shares will be issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were an accredited investor. The shares were valued as of the date of execution at price equal to the per share closing price of the shares of Common Stock on the date of execution. On March 7, 2006, the per share closing sales price of the Registrant’s Common Stock was $0.40.  Form 8K was filed June 2006.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of May 01, 2007. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.

Name	Age	Position

Patrick D. Matthews	47	Chairman, Chief Executive Officer, Chief Financial Offiver and President

Amanda Sinclair	24	Director, Chief Operations Officer, Executive Vice President, Secretary

Michael Ellis	54	Director

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

MICHAEL ELLIS was elected by a majority of votes of the shareholders of the Company at the Annual Meeting of Shareholders in November 2005.  Mr. Ellis is currently employed by Trinity University in San Antonio as the Sr.Systems Administrator.  From September 2000 to June 2001, Mr. Ellis was VP of Clear Blue Media and internet advertisig company.  From December 1991, Mr.Ellis was president of Marketbas, Inc.  From November 1984, Mr. Ellis was President of Advanced Theraputic Products.  Mr. Ellis resides in San Antiono, TX.

COMPENSATION OF DIRECTORS

Directors attending the Annual Meeting of Shareholders are compensated $1,000.

MEETINGS AND COMMITTES OF THE BOARD OF DIRECTORS

During the fiscal year ended December 31, 2006, the Board of Directors met on nine occasions and acted by unanimous written consent on nine occasions. No member of the Board of Directors attended less than 100% of the aggregate number of the total number of meetings of the Board of Directors

The Board of Directors has not established any committees.  All matters relating to audit, compensation, nominations and corporate governance and considered and acted upon by our Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

The Board does not have a compensation committee. There are no interlocks between our Directors and Directors of other companies.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not currently have at least one member that qualifies as an audit  committee  financial  expert  pursuant to Item 401 of Regulation S-B.

CERTIAN REPORTS

No person who, during the fiscal year ended December 31, 2006, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934  failed to file on a timely basis, reports required by Section 16 of the Securities Exchange Act during the most recent fiscal year or prior years.  The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Securities Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

CODE OF ETHICS

Our Board of Directors  revised the Code of Ethics November 2005 to reflect the name change of the Company the previous edition was adopted March 1, 2004.  Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Conduct is included as an exhibit to Form 10KSB for the year ended December 31, 2003 as previously filed with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth executive compensation information as of December 31, 2006 and 2005 with respect to each executive officer and highly compensated officer of the Company.

SUMMARY COMPENSATION TABLE

Long Term  Compensation

A	B	C	D	E	F	G	H	I
Name and principal position	Year	Salary ($)	Bonuses ($)	Other annual compensation ($)	Restricted Stock awards ($)	Securities underlying options/ SAR’s (#)	LTIP Payout ($)	Other compensation
Patrick Matthews, CEO	2006	175,943	1,000	0	0	84,384	0	0
Patrick Matthews, CEO	2005	175,943	1,000	0	0	0	0	0
Amanda Sinclair, COO	2006	65,000	1,000	0	0	18,588	0	0
Amanda Sinclair, COO	2005	65,000	0
Ron Newton, VP Sales	2006	180,549	0	0	250,000	0	0	0
Ron Newton, VP Sales	2005	180,549	0	0	0	0	0	0

OPTION/SAR GRANTED IN LAST FISCAL YEAR

Effective January 2006 Company entered into a five year contract with Patrick Matthews, CEO.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mr. Matthews earned 7,032 shares of common stock each month for twelve months ended December 31, 2006 for a total of 84,384 shares of common stock.  None of these options have been exercised as of December 31, 2006.  The option price is in excess of the fair market value of the stock and therefore no value is assigned to the warrants and no expense has been recognized in the financial statements.

Effective January 2006 the Company entered into a five year contract with Amanda Sinclair, COO.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mrs. Sinclair earned 1,549 shares of common stock each month for twelve months ended December 31, 2006 for a total of 18,588 shares of common stock.  The warrant option price is in excess of the fair market value of the stock and therefore no value is assigned to the warrants and no expense has been recognized in the financial statements.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Share Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005 Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs At December 31, 2005 Exercisable/Unexercisable
None	None	None	None	None

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

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class
Patrick D Matthews	8,549,199	72.64
Amanda Sinclair	802,231	6.82
Connie Matthews	535,601	4.55
Mike Ellis	0	0
All officers and directors as a group	9,887,031	84.01

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Patrick Matthews and Amanda Sinclair own a number of other companies that provide services to and for the benefit of PBS LLC or clients of PBS LLC; the other companies are Consumers Insurance Agency, LLC (CIA LLC) and PBS Premium Funding, LLC.  PBS Premium Funding, LLC currently has no operations.  CIA LLC provides insurance services for the customers of PBS LLC, Primary HR and AHJR.  Under the agreement between PBS LLC and CIA LLC, PBS LLC pays CIA LLC 9% management fee for the insurance accounts of PBS LLC’s clients managed by CIA LLC.  CIA LLC’s employees are serviced by PBS LLC.  PBS LLC bills CIA LLC for normal services provided all PBS LLC customers.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

none

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by our independent auditors during those periods.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees (1)	$40,196	$20,990
Audit-Related Fees (2)	N/A	N/A
Tax Fees (3)	$5,000	N/A
All other Fees (4)	$10,350	N/A
Total	$55,546	$20,990

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

PBS Holding, Inc.

Date: May 15, 2007	By:	/s/ Patrick D Matthews
PATRICK D. MATTHEWS
CHIEF EXECUTIVE OFFICER AND PRESIDENT

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PBS Holding, Inc.

Date: May 15, 2007	By:	/s/ Patrick D Matthews
PATRICK D. MATTHEWS
CHIEF EXECUTIVE OFFICER AND PRESIDENT

PBS Holding, Inc.

Date: May 15, 2007	By:	/s/ Amanda Sinclair
Amanda Sinclair
Director, Executive Vice President, Secretary