Form 10KSB/A
period 2006-12-31
PBS HOLDING, INC
filed 2007-05-17
CIK 1077150

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

PBS Holding, Inc.

Date: May 17, 2007	By:	/s/ Patrick D Matthews
PATRICK D. MATTHEWS
CHIEF EXECUTIVE OFFICER AND PRESIDENT

PBS Holding, Inc.

Date: May 17, 2007	By:	/s/ Amanda Sinclair
Amanda Sinclair
Director, Executive Vice President, Secretary