Form 10QSB
period 2007-03-31
PBS HOLDING, INC
filed 2007-05-17
CIK 1077150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2007 was 11,769,539.

Transitional Small Business Disclosure Format  Yes [  ] No [X]

PBS HOLDING, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	a. Basis of Presentation	1
	b. Balance Sheet	3
	c. Statements of Operations and Comprehensive Income	5
	d. Interim Statement of Stockholder’s Equity	6
	e. Statements of Cash Flows	7
	f. Notes to Interim Financial Statements	8
Item 2.	Management’s Discussion and Analysis or Plan or Operations	11
Item 3.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submissions of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Basis of Presentation

As used herein, the term the “Company” refers to PBS Holding, Inc., a Nevada corporation, its subsidiaries and predecessors unless otherwise indicated.  Unaudited consolidated condensed interim financial statements including a Consolidated Balance Sheet for the Company as of the quarter ended March 31, 2007 and Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statements of Cash Flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year for the statement of operations are attached hereto and are incorporated herein by this reference.

The accompanying unaudited Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and December 31, 2005.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007.  The financial statements are presented on the accrual basis with significant inter-company transactions and balances eliminated.

PBS Holding Inc.

Unaudited Financial Statements

March 31, 2007

PBS Holding Inc. & Subsidiaries

Unaudited Consolidated Condensed Interim

Balance Sheet

As of March 31, 2007

ASSETS

Current assets

Cash	$48,916
Notes receivable - related party	188,420
Client accounts receivable	42,794
Worker compensation prepaid premiums	229,220
Employee Advances	9,511
Prepaid expenses	5,037

Total Current Assets	523,899

Property & Equipment

Furniture & Fixtures	60,111
Computer equipment	103,116
Vehicles	103,319
Payroll software	43,724

310,270
(Less) accumulated depreciation	(218,119)

Total Property & Equipment	92,151

Other assets

Security deposits	545
Customer list, net of amortization	3,600

Total Other Assets	4,145

Total Assets	$620,195

PBS Holding Inc. & Subsidiaries

Unaudited Consolidated Condensed Interim

Balance Sheet

As of March 31, 2007

LIABILITIES

Current liabilities

Accounts payable	$82,315
Checks drawn on uncollected payroll	237,397
Deferred revenue on payrolls	26,351
Client payroll tax payable	901,348
Client payroll amount withheld	59,314
Workers comp payable	86,129
Current maturities on long term debt	25,941
Due to shareholder/officer	79,970

Total Current Liabilities	1,498,765

Other liabilities

Note payable, net of current portion	49,424

Total Liabilities	1,548,189

Stockholders' Equity (Deficiency)

Common stock, - $.001 par value authorized - 750,000,000 shares
Issued and outstanding 11,769,539 Shares	11,769
Paid in excess of par	1,226,550
Accumulated (deficit)	(2,166,312)

Total Stockholders' Equity (Deficiency)	(927,993)

Total Liabilities and Stockholders' Equity (Deficiency)	$620,195

PBS Holding Inc. & Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Operations

For the  Three Months Ended March 31, 2007 and 2006

	Current Quarter
	2007	2006

Revenues	$1,241,681	$1,229,840
Cost Of Revenues	858,596	836,969
Gross Profit	383,085	392,871

Operating Expenses
General and Administrative	284,648	333,423
Wages, commissions & salaries	263,548	146,304
Officers' compensation	117,028	80,553
	665,224	560,280

(Loss) from Operations	(282,139)	(167,409)

Other Income & Expense
Consulting expenses	-	(21,600)
Acquisition costs	-	(28,800)
Employee services paid with stock warrants	-	(7,480)
Non employee services paid with stock warrants	-	(36,706)
Non employee services paid with stock	-	(136,176)

Total Other Income & (Expenses)	-	(230,762)

(Loss) Before Provision For Income Tax	-	(398,171)

Provision For Income Taxes	-	-

Net (Loss)	$(282,139)	$(398,171)

Basic & Diluted Net (loss) Per Share	$(0.0240)	$(0.0359)

Basic and Diluted Weighted Average Shares Outstanding	11,769,539	11,092,540

PBS Holding Inc. & Subsidiaries

Unaudited Consolidated Condensed Interim

Statement of Stockholders' Equity (Deficiency)

For the Period Ended March 31, 2007

			Additional
	Common Stock		Paid-In-	Accumulated	Total Equity
	Shares	Amount	Capital	(Deficit)	(Deficiency)

Balance December 31, 2006	11,769,539	$11,769	$1,226,550	$(1,884,173)	$(645,854)

Net (Loss)				(282,139)	(282,139)

Balance March 31, 2007	11,769,539	$11,769	$1,226,550	$(2,166,312)	$(927,993)

PBS Holding Inc. & Subsidiaries

Statements Of Cash Flow

For The Quarter Ended March 31, 2007 and 2006

	2007		2006
Net Income		$(282,139)	$(398,171)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization		9,307	8,846
(Increase) decrease in accounts receivable		71,535	13,219
(Increase) decrease in prepaid expense		(5,037)	174
(Increase) decrease in other current assets		(34,589)	43,712
Deposit Received from Heart acquisition		25,000
(Increase) decrease in other assets		315	-
Increase (decrease) in accounts payable		(30,689)	82,935
Increase (decrease) in client payroll tax liability		79,940	153,390
Deferred revenue on payrolls		8,628	229
Increase (decrease) in other current liabilities		14,922	(34,052)
Checks drawn on uncollected payrolls		157,749	(29,635)
Non cash expense for consulting services		-	172,882
Non cash expense for employee services		-	7,480
Total Adjustments		297,072	419,180

Net cash provided by (used in) operating activities		14,933	21,009

Cash flows from investing activities
Payments for the purchase of property		-	(3,394)

Net cash provided by (used in) investing activities		-	(3,394)

Cash flows provided by (used in) from financing activities
Net borrowings under line of credit		-	(7,898)
Principal payments on short-term debt		(9,570)	(6,250)
Due to shareholders/officers		-	-
Stock sales		-	40,000

Net cash provided by (used in) financing activities		(9,570)	25,852

Net increase (decrease) in cash and cash equivalents		5,363	43,467
Cash and cash equivalents at beginning of year		43,553	84,712

Cash and Cash equivalents at end of quarter		$48,916	$128,179

Supplemental Information

Cash payments for interest expense		$1,409	$754
Cash payments for income taxes		-	-

Non cash items
Warrants exercised in current quarter		$-	$15,676
Stock issued for consulting services		-	120,500
Stock warrants granted:
For non employee services		-	36,706
For employee services			7,480
Total Non Cash Items	$		$180,362

PBS Holding Inc. and Subsidiaries

Notes to Unaudited Consolidated Condensed Interim Financial Statements

March 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements at March 31, 2007 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006. The accompanying unaudited interim financial statements for the current quarter and year to date ended March 31, 2007, are not necessarily indicative of the results which can be expected for the entire year.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has consolidated the financial statements of its wholly owned subsidiaries, Primary Business Systems, LLC, Primary HR Services, LLC and AHJR Inc., dba/Concord Staffing Services in these financial statements.  All significant intercompany transactions have been eliminated.

All significant accounting policies as previously disclosed with the annual financial statements for the years ended December 31, 2006 and 2005 remain unchanged.

NOTE 3 – CHANGE IN STOCKHOLDERS’ EQUITY

The statement of changes in stockholders’ equity is reported in these financial statements and discloses the transactions as they were incurred in the nine months ended September 30, 2006.  These warrants and stock transactions are issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

Stock Issued and Warranted Granted

The fair values of the warrants granted are reported as equity grants using the guidance of SFAS 123R and are computed using the Black-Scholes Model.  The fair values of the restricted stock issued are reported using the guidance of SFAS 123R and are computed using the fair market value of non restricted common stock at the times of issue reduced by what management recognizes as a fair consideration based on the nature of the restriction placed on the stocks issued.  Warrants granted are remeasured at the end of each reporting period and recorded based on the intrinsic value determined by management as of the end of the period.

No stock or warrants were granted or issued to employees or non employees for services for the period ended March 31, 2007.  The total warrants granted that remain outstanding as of March 31, 2007 are for the possible conversion of warrants for 1,522,500 shares of common stock.

Stock Options Awarded

On March 29, 2006 the Company entered into a five year contract with Patrick Matthews, CEO, which was effective January 2006.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mr. Matthews earned 7,032 shares of common stock each month for three months ended March 31, 2007 for a total of 21,096 for the period then ended.  The total options awarded and not exercised as of March 31, 2007 total 105,480 options exercisable for shares of common stock.  None of these options have been exercised as of March 31, 2007.

On March 29, 2006 the Company entered into a five year contract with Amanda Sinclair, COO, which was effective January 2006.  The stock options are made available on a monthly basis in a value equal to the difference of the base salary and monies actually paid.  Mrs. Sinclair earned 1,549 shares of common stock each month for three months ended March 31, 2007 for a total of 4,647 for the period then ended.  The total options awarded and not exercised as of March 31, 2007 total 23,235 options exercisable for shares of common stock.  None of these options have been exercised as of March 31, 2007.

The total options granted that remain outstanding as of March 31, 2007 are for the possible conversion of options to stock of 128,715 shares of common stock.

In accordance with FASB no. 123R the expense reported for the stock option based compensation is re-measured at the end of each reporting period and any changes in the fair market value of the compensation will be reported in the period in which the change occurs.  For the period ended March 31, 2007 management determined that there was no intrinsic value of the options granted as of March 31, 2007 and have not recognized any expense.

The statement of changes in stockholders’ equity is reported in these financial statements and discloses that no other transactions were incurred in the three months ended March 31, 2007.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes Receivable reported as a current asset of $188,420 is due from Consumers Insurance Agency, LLC.  The primary member of the LLC is Patrick Matthews who is the majority shareholder in the Company.  The notes receivable are made up of revolving cash advances to the LLC and expenses paid on behalf of the LLC by the Company.

These revolving notes receivable were part of the 2002 acquisition of the present operations of the Company.  At the time of acquisition these revolving notes receivable were for an amount greater than presently reported in the financial statements as of March 31, 2007.

NOTE 5 – HEART ACQUISION DEPOSIT AND SETTLEMENT

During the quarter ended March 31, 2007 the Company settled a dispute over the $50,000 deposit made in connection with the acquisition of Heart Inc.  The terms of the acquisition have been disclosed in prior quarters’ 10Q and in the audited financial statements for the years ended December 31, 2006 and 2005.  The settlement with Heart Inc. was for a return of $25,000 of the acquisition deposit of $50,000 and recognition of $25,000 of acquisitions costs reported in the Statement of Income for the year ended December 31, 2006.  The deposit amount refunded of $25,000 was received during the quarter ended March 31, 2007.

NOTE 6 – CLIENT PAYROLL TAX PAYABLE

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

Consequently, certain payroll tax liabilities have not been paid timely and the Company has incurred payroll tax penalties.  The total penalties paid during 2006 were $159,101 while the penalties paid for the quarter ended March 31, 2007 total $59,710.

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

Critical Accounting Policies and Estimates

The Company believes its significant critical accounting policies have not changed since fiscal year ended December 31, 2006.  See Note 2 of the Company’s annual report on Form 10-KSB as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

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

PBS LLC’s workers’ compensation program since November 18, 2000 is with Texas Mutual Insurance Company.  In November 2006 PBS LLC renewed its workers’ compensation program which is a guaranteed cost program.  Under this program PBS LLC has no liability beyond the premiums of the policy.  The current policy term expires in November 2007.

Primary HR obtained workers’ compensation from the AMFED Companies LLC effective July 2006 through July 2007. The program is a guaranteed cost program where the company has no liability beyond the premiums of the policy.

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

Income Taxes

The Company records income tax expense using the asset and liability method of accounting for deferred income taxes.  The Company’s effective tax rate for 2006 was 0%.

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

Results of Operations

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, including all amendments thereto, as well as the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-QSB.

The following table presents the Company’s results of operations for the three months ended March 31, 2007 and 2006, expressed as a percentage of revenues:

	Three Months Ended
	March 31
	2007	2006
Revenues	100.00	100.00
Cost of Services	69.15	68.06

Gross Profit	30.85	31.94
Operating Expenses:
General and administrative	22.92	27.11
Salaries, wages and commissions	21.23	11.90
Officers’ compensation	9.42	6.55

Total operating costs	55.37	45.56

Operations (loss) income	(22.72)	(13.61)
Other income & (expenses)	-	(18.76)

(Loss) income before income taxes	(22.72)	(32.38)
Income tax (benefit) provision	-	-

Net income (loss)	(22.72)	(32.38)

Quarter ended March 31, 2007 compared to March 31, 2006

For the quarter ended March 31, 2007, net revenues increased $11,841 or .96% from 2006, totaling $1,241,681 in 2007 compared to $1,229,840, for 2006.  The three-month increase reflects our focus on sales and our ability to replace our largest client who left December 31 due to the sale of their business to a firm out of state.

Cost of services, which includes the cost of medical benefit plans, workers’ compensation insurance, 401K administration cost, state unemployment taxes and other costs for the quarter ended March 31, 2006 totaled $858,596 or 69.15% of net revenues for 2007, compared to $836,969 or 68.06% for 2006.  The increase in cost is consistent with the addition of new clients and leased employees that are affected by an increase of our state unemployment rate which is realized through the first $9,000 of employee wages.

Gross profit for the quarter ended March 31, 2007 was $383,085 or 30.85% of net revenue compared to $392,871 or 31.94% for 2006.

Operating expenses for the quarter ended March 31, 2007 was $665,224 or 53.57 % of net revenue compared to $560,280 or 45,56% of net revenues for 2006 the break out of expenses is as follows.

Salaries, wages and commissions for the quarter ended March 31, 2006, were $263,548 or 21.23% of net revenue compared to $146,304 or 11.90% for 2006.  The majority of the increase is attributable to the increase in commissions paid on new business throughout the quarter.

Officers’ compensation for the quarter ended March 31, 2007 was $117,028 or 9.42% of net revenue compared to $80,553 or 6.55% for 2006.

General and administrative expenses for the quarter ended March 31, 2007 was $284,684, or 22.92% of net revenue compared to $333,423, or 27.11 % of net revenue in 2006, representing an increase of $167,866 in general and administrative expenses.

The results of operations excluding other income and expenses for the quarter ended March 31, 2007 resulted in a loss of $(282,139) or 13.61% as compared to a loss of $(167,409) or (13.67) % for 2006.  Most of this expense is attributable to increases in payroll expenses from commissions paid and the results of the employment contracts with the officers which was entered into in 2006 and went in effect during March 2006.

Total other income and expenses for the quarter ended March 31, 2006 was $0 or 0% of net revenue compared to $(230,762) or (18.76) % for 2006.   As a result of our evaluation of the effectiveness of those consultants hired to affect our acquisition strategy we determined the expenses were not justified at this time and thus eliminated.

Consulting expenses for the quarter ended March 31, 2007 was $0 compared to $21,600 for the same period in 2006.

Acquisition costs for the quarter ended March 31, 2007 were $0 compared to $28,800 for the same period in 2006.

Employee services paid with common stock warrants for the quarter ended March 31, 2007 were $0 compared to $7,480 for the same period in 2006.

Non-employee services paid with common stock warrants for the quarter ended March 31, 2007 were $0 compared to $28,800 for the same period in 2006.

Non-employee services paid with stock for the quarter ended March 31, 2007 were $0 compared to $136,176 for the same period in 2006.

We experienced a net loss from operations for the quarter ended March 31, 2007 of $(282,139) or 22.72% of net revenue as compared to a net loss of $(398,171) or (32.38)% of net revenue for 2006.  This represents a decrease in losses of $116,032 or 29.14% for the quarter.  The reduction in losses is attributable to the reduction in expenses associated with acquisitions, consultants, litigation costs and accruals for stock paid for services.  We believe by focusing on the growth of the company and reducing non-productive costs we will continue to decrease our losses. Our sales and marketing efforts will continue to improve our revenues and our management team will endeavor to provide the best service possible at the lowest cost. Our focus is and will remain providing value to our share holders.

Liquidity and Capital Resources

The Company had $48,916 in cash and cash equivalents March 31, 2007. Additionally the Company had $229,220 in restricted cash and restricted deposits. The Company is required to collateralize its obligations under its workers’ compensation coverage.  The Company uses its cash as well as certificates of deposits to collateralize these obligations as more fully described below.

On November 18, 2006, PBS LLC had deposited $229,220, as collateral with PBS LLC’s workers’ compensation plans upon renewal of its plan for 2006/2007.  PBS LLC’s workers’ compensation programs for the November 2000 through November 2006 program years are subject to no further collateral adjustments.

The Company has long-term debt as of March 31, 2007 of $79,970 to its largest shareholder, who is an officer and director of the Company.

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

Purchase of Registrant’s Securities

The Company did not purchase any of its securities during the quarter ended March 31, 2007.

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

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

i.

Exhibit 31., Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ii.

Exhibit 32.1, Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)

Reports on Form 8-K during the quarter:

None

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be on its behalf by the undersigned, thereunto dully authorized, this 18th day of May, 2007.

/s/ Patrick Matthews
Patrick Matthews
President, Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer
PBS Holding, Inc.

(THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY)